Form 10-Q
period 2013-06-30
CHESAPEAKE OILFIELD OPERATING LLC
filed 2013-08-14
CIK 1532930

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 333-187766

Chesapeake Oilfield Operating, L.L.C.

(Exact name of registrant as specified in its charter)

Oklahoma	45-3338422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

6100 North Western Avenue Oklahoma City, Oklahoma	73118
(Address of principal executive offices)	(Zip Code)

(405) 848-8000

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHESAPEAKE OILFIELD OPERATING, L.L.C.

Condensed Consolidated Balance Sheets

(unaudited)

	June 30,	December 31,
	2013	2012
	(in thousands)
Assets:
Current Assets:
Cash	$1,646	$1,227
Accounts receivable, net of allowance of $628 and $496 at June 30, 2013 and December 31, 2012, respectively	36,976	25,910
Affiliate accounts receivable	441,038	337,705
Inventory	50,342	52,228
Deferred income tax asset	4,819	3,305
Prepaid expenses and other	19,468	24,484

Total Current Assets	554,289	444,859

Property and Equipment:
Property and equipment, at cost	2,172,533	2,096,150
Less: accumulated depreciation	(666,697)	(541,117)
Property and equipment held for sale, net	1,350	26,486

Total Property and Equipment, Net	1,507,186	1,581,519

Other Assets:
Investments	17,306	18,216
Goodwill	42,447	42,447
Intangible assets, net	9,405	11,382
Deferred financing costs	15,498	16,741
Other long-term assets	4,622	4,347

Total Other Assets	89,278	93,133

Total Assets	$2,150,753	$2,119,511

Liabilities and Equity:
Current Liabilities:
Accounts payable	$44,565	$28,810
Affiliate accounts payable	46,581	31,592
Other current liabilities	226,860	228,342

Total Current Liabilities	318,006	288,744

Long-Term Liabilities:
Deferred income tax liabilities	165,376	149,932
Senior notes	650,000	650,000
Revolving credit facility	398,900	418,200
Other long-term liabilities	13,208	15,818

Total Long-Term Liabilities	1,227,484	1,233,950

Commitments and Contingencies (Note 5)
Owner’s Equity	605,263	596,817

Total Liabilities and Equity	$2,150,753	$2,119,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

Condensed Consolidated Statements of Operations

(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$544,301	$479,850	$1,057,736	$900,621
Revenues from third parties	38,763	24,956	69,215	51,066

Total Revenues	583,064	504,806	1,126,951	951,687

Operating Expenses:
Operating costs	457,383	337,272	872,433	664,186
Depreciation and amortization	72,490	55,410	142,601	109,082
General and administrative, including expenses from affiliates (Notes 1 and 11)	20,922	16,708	41,413	32,339
Gains on sales of property and equipment	(1,746)	(142)	(1,371)	(1,363)
Impairments and other	6,718	21,942	6,741	22,980

Total Operating Expenses	555,767	431,190	1,061,817	827,224

Operating Income	27,297	73,616	65,134	124,463

Other Income (Expense):
Interest expense	(14,138)	(12,406)	(28,149)	(25,022)
(Loss) income from equity investees	(1,053)	556	(1,173)	394
Other (expense) income	(63)	654	461	837

Total Other Expense	(15,254)	(11,196)	(28,861)	(23,791)

Income Before Income Taxes	12,043	62,420	36,273	100,672
Income Tax Expense	4,867	25,155	14,866	40,571

Net Income	$7,176	$37,265	$21,407	$60,101

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

Condensed Consolidated Statement of Changes in Equity

(unaudited)

Owner’s Equity
(in thousands)
Balance at December 31, 2012	$596,817
Net income	21,407
Distributions to owner	(12,961)

Balance at June 30, 2013	$605,263

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

Condensed Consolidated Statements of Cash Flows

(unaudited)

	Six Months Ended,
	June 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$21,407	$60,101
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	142,601	109,082
Amortization of sale/leaseback gains	(3,079)	(3,884)
Amortization of deferred financing costs	1,455	1,439
Gains on sales of property and equipment	(1,371)	(1,363)
Impairments	6,634	22,980
Loss (income) from equity investees	1,173	(394)
Deferred income tax expense	14,428	40,196
Other	609	437
Changes in operating assets and liabilities	(38,987)	(172,823)

Net cash provided by operating activities	144,870	55,771

CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(147,487)	(290,788)
Proceeds from sales of assets	35,771	14,831
Additions to investments	(262)	(1,677)

Net cash used in investing activities	(111,978)	(277,634)

CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to owner	(12,961)	(10,746)
Borrowings from revolving credit facility	545,700	677,800
Payments on revolving credit facility	(565,000)	(444,900)
Other	(212)	—

Net cash (used in) provided by financing activities	(32,473)	222,154

Net increase in cash	419	291
Cash, beginning of period	1,227	530

Cash, end of period	$1,646	$821

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in other current liabilities related to purchases of property and equipment	$(45,124)	$20,129
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest, net of amount capitalized	$27,985	$26,152

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Nature of Business

Organization

Chesapeake Oilfield Operating, L.L.C. (“COO,” “we,” “us,” “our” or “ours”) is an Oklahoma limited liability company formed in September 2011 to own and operate the oilfield services companies of Chesapeake Energy Corporation (“Chesapeake”). We conduct operations through the following wholly owned and consolidated subsidiaries: Nomac Drilling, L.L.C. (“Nomac”), Nomac Services, L.L.C. (“Nomac Services”), Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC (“WWS”), Thunder Oilfield Services, L.L.C., Hodges Trucking Company, L.L.C. (“Hodges”), Oilfield Trucking Solutions, L.L.C. (“OTS”), Great Plains Oilfield Rental, L.L.C., Keystone Rock & Excavation, L.L.C., Compass Manufacturing, L.L.C. and Mid-States Oilfield Supply LLC.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes present COO’s financial position as of June 30, 2013 and December 31, 2012, results of operations for the three and six months ended June 30, 2013 and 2012, changes in equity for the six months ended June 30, 2013 and cash flows for the six months ended June 30, 2013 and 2012. These notes relate to the three and six months ended June 30, 2013 (the “Current Quarter” and “Current Period,” respectively) and the three and six months ended June 30, 2012 (the “Prior Quarter” and “Prior Period,” respectively). All significant intercompany accounts and transactions within COO have been eliminated.

Chesapeake Oilfield Finance, Inc. (“COF”) is a 100% owned finance subsidiary of COO that was incorporated for the purpose of facilitating the offering of COO’s 6.625% Senior Notes due 2019. COF does not have any operations or revenues.

The accompanying condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. Certain footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been appropriately condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with COO’s audited consolidated financial statements for the year ended December 31, 2012 contained in our Registration Statement on Form S-4 (Commission File No. 333-187766) filed with the Securities and Exchange Commission (“SEC”) on May 30, 2013.

Chesapeake provides cash management services to COO through a centralized treasury system. Transactions between COO and Chesapeake have been identified in the financial statements as transactions between affiliates (see Note 11).

The accompanying condensed consolidated financial statements include charges from Chesapeake for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental, safety, information technology and other corporate services. These charges from Chesapeake were $15.7 million, $12.4 million, $28.7 million and $23.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Management believes that the allocated charges are representative of the costs and expenses incurred by Chesapeake on behalf of COO. See Note 11 for a discussion of the methods of allocation.

Nature of Business

We provide a wide range of wellsite services and equipment, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal and manufacturing of natural gas compressor packages. We conduct our operations in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, Wisconsin and Wyoming. As of June 30, 2013, our primary owned assets consisted of 53 drilling rigs, nine hydraulic fracturing fleets, 288 rig relocation trucks, 68 cranes and forklifts and 253 fluid hauling trucks. Additionally, we had 66 rigs leased under contracts at June 30, 2013 (see Note 5). Our reportable business segments are drilling, hydraulic fracturing, oilfield rentals, oilfield trucking and other operations (see Note 12).

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Asset Sales, Assets Held for Sale and Impairments and Other

Asset Sales

In January 2013, as part of our broader strategy to divest non-essential drilling rigs, we sold eight drilling rigs and ancillary equipment that were not being utilized in our business for $25.2 million, net of selling expenses. No gain or loss was recognized on this sale as these rigs were classified as held for sale as of December 31, 2012 and carried at fair value, less costs to sell.

We recorded gains on sales of property and equipment of $1.7 million, $0.1 million, $1.4 million and $1.4 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Assets Held for Sale

As of June 30, 2013, we had identified five drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs. We are required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time they meet the criteria for held for sale accounting. We recorded impairment charges of $3.4 million during the Current Quarter related to these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. Estimated fair value was based on the expected sales price, less costs to sell. The five drilling rigs and ancillary equipment were classified as held for sale as of June 30, 2013 and had a carrying value of approximately $1.4 million. These assets are included in our drilling segment. These drilling rigs and ancillary equipment were sold in July 2013 for approximately $1.6 million.

Impairments and Other

During the Current Quarter, we repurchased two leased drilling rigs for approximately $0.5 million. We recognized lease termination costs of approximately $0.1 million, which was the difference between the purchase price pursuant to the repurchase agreement and the estimated fair value of the drilling rigs. The lease termination costs are included in impairments and other in the condensed consolidated statements of operations. Estimated fair value for the drilling rigs was determined using recent sales transactions of comparable assets with similar specifications (Level 3) (see Note 9).

We review our long-lived assets, such as property and equipment, whenever, in management’s judgment, events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment include a significant decrease in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of the undiscounted cash flows of the asset. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair market value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows.

We identified certain other property and equipment as of June 30, 2013 that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $3.2 million during the Current Quarter related to these assets based on the difference between the carrying value of $3.9 million and an estimated fair value of $0.7 million. Estimated fair value for the property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach. The property and equipment is included in our other operations segment.

In the Prior Quarter, we identified four rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this expected demand. We recorded impairment charges of $14.9 million during the Prior Quarter related to these drilling rigs based on the difference between the carrying value of $32.4 million and an estimated fair value of $17.5 million. Estimated fair value for the drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the Prior Quarter, we also identified certain excess drill pipe which had become obsolete due to Chesapeake’s transition to liquids-focused drilling and reduced natural gas drilling. The carrying value of such drill pipe was reduced to fair value. We recorded impairment charges of $7.5 million related to such drill pipe based on the difference between the carrying amount of $12.9 million and an estimated fair value of $5.4 million. We recorded additional impairments related to obsolescence of $0.6 million during the Prior Period.

The market approach was based on external industry data for similar equipment. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment. A prolonged period of lower natural gas and oil prices or additional reduction in capital expenditures by Chesapeake, and the potential impact of these factors on our utilization and dayrates, could result in the recognition of future impairment charges on the same or additional rigs and other property and equipment if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable.

3. Debt

2019 Senior Notes

In October 2011, we issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement. We incurred $14.8 million in financing costs related to the 2019 Senior Notes issuance which have been deferred and are being amortized over the life of the 2019 Senior Notes. We used the net proceeds of $637.0 million from the 2019 Senior Notes issuance to pay down a portion of our affiliate debt with Chesapeake. The 2019 Senior Notes will mature on November 15, 2019 and interest is payable semi-annually on each of May 15 and November 15. The 2019 Senior Notes are guaranteed by all of our existing subsidiaries, other than certain immaterial subsidiaries and COF, which is a co-issuer of the 2019 Senior Notes.

We may redeem up to 35% of the 2019 Senior Notes with proceeds of certain equity offerings at a redemption price of 106.625% of the principal amount plus accrued and unpaid interest prior to November 15, 2014, subject to certain conditions. Prior to November 15, 2015, we may redeem some or all of the 2019 Senior Notes at a price equal to 100% of the principal amount plus a make-whole premium determined pursuant to a formula set forth in the indenture governing the 2019 Senior Notes (the “Indenture”), plus accrued and unpaid interest. On and after November 15, 2015, we may redeem all or part of the 2019 Senior Notes at the following prices (as a percentage of principal), plus accrued and unpaid interest, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Redemption
Year	Price
2015	103.313%
2016	101.656%
2017 and thereafter	100.000%

The 2019 Senior Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends, make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. We were in compliance with these covenants as of June 30, 2013. The 2019 Senior Notes also have cross default provisions that apply to other indebtedness COO or any of its guarantor subsidiaries may have from time to time with an outstanding principal amount of $50.0 million or more. If the 2019 Senior Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”), our obligation to comply with certain of these covenants will be suspended, and if the 2019 Senior Notes achieve an investment grade rating from both Moody’s and S&P, then such covenants will terminate.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Under a registration rights agreement, we agreed to file a registration statement within 365 days after the closing of the 2019 Senior Notes offering enabling holders of the 2019 Senior Notes to exchange the privately placed 2019 Senior Notes for publicly registered exchange notes with substantially identical terms. We also agreed to make additional interest payments, up to a maximum of 1.0% per annum, to holders of the 2019 Senior Notes if we did not comply with such obligation under the registration rights agreement. We incurred approximately $0.9 million of additional interest expense related to our delay in filing such registration statement, which was paid on May 15, 2013. Our Registration Statement on Form S-4 (Commission File No. 333-187766) became effective on June 13, 2013, and we completed the exchange offer on July 19, 2013.

Revolving Credit Facility

In November 2011, we entered into a five-year senior secured revolving bank credit facility (the “Credit Facility”) with total commitments of $500.0 million. We incurred $5.4 million in financing costs related to entering into the Credit Facility which have been deferred and are being amortized over the life of the Credit Facility. The borrowing capacity of the Credit Facility may be increased to $900.0 million at our option, subject to compliance with the restrictive covenants in the Credit Facility and in the Indenture governing our 2019 Senior Notes, as well as lender approval. The maximum amount that we may borrow under the Credit Facility may be subject to limitations due to certain covenants contained in the Credit Facility. As of June 30, 2013, the Credit Facility was not subject to any such limitations. We use the Credit Facility to fund capital expenditures and for general corporate purposes associated with our operations. Borrowings under the Credit Facility are secured by liens on our equity interests and the equity interests of our current and future guarantor subsidiaries and all of our guarantor subsidiaries’ assets, including real and personal property, and bear interest at our option at either (i) the greater of the reference rate of Bank of America, N.A., the federal funds effective rate plus 0.50%, and one-month LIBOR plus 1.00%, all of which are subject to a margin that varies from 1.00% to 1.75% per annum, according to our leverage ratio, or (ii) the Eurodollar rate, which is based on LIBOR plus a margin that varies from 2.00% to 2.75% per annum, according to our leverage ratio. The unused portion of the Credit Facility is subject to a commitment fee that varies from 0.375% to 0.50% per annum, according to our leverage ratio. We recorded commitment fee expense of $0.1 million, $0.4 million, $0.3 million and $0.9 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Interest is payable quarterly or, if LIBOR applies, it may be payable at more frequent intervals. COO is the borrower under the Credit Facility.

The Credit Facility contains various covenants and restrictive provisions which limit our and our restricted subsidiaries’ ability to enter into asset sales, incur additional indebtedness, make investments or loans and create liens. The Credit Facility requires maintenance of a leverage ratio based on the ratio of lease-adjusted indebtedness to earnings before interest, taxes, depreciation, amortization and rent (EBITDAR), a senior secured leverage ratio based on the ratio of secured indebtedness to EBITDA and a fixed charge coverage ratio based on the ratio of EBITDAR to lease adjusted interest expense, in each case as defined in the Credit Facility agreement. We were in compliance with all covenants under the agreement as of June 30, 2013. If we or our restricted subsidiaries should fail to perform our obligations under the agreement, the Credit Facility could be terminated and any outstanding borrowings under the Credit Facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $50.0 million or more, would constitute an event of default under the Indenture, which could in turn result in the acceleration of our 2019 Senior Notes. The Credit Facility also contains cross default provisions that apply to other indebtedness, including our 2019 Senior Notes, that we and our restricted subsidiaries may have from time to time with an outstanding principal amount in excess of $15.0 million.

No scheduled principal payments are required on any of our long-term debt until November 2016, when our Credit Facility becomes due.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Other Current and Long-Term Liabilities

Other current and long-term liabilities as of June 30, 2013 and December 31, 2012 are detailed below:

	June 30,	December 31,
	2013	2012
	(in thousands)
Other Current Liabilities:
Operating expenditures	$113,087	$85,231
Payroll related	41,782	37,828
Self-insurance reserves	27,051	25,907
Property and equipment	16,343	61,467
Property, sales, use and other taxes	8,858	4,503
Deferred revenue	7,625	—
Deferred gain on sale/leasebacks	6,144	6,140
Interest	5,970	7,266

Total Other Current Liabilities	$226,860	$228,342

Other Long-Term Liabilities:
Deferred gain on sale/leasebacks	$12,187	$15,270
Other	1,021	548

Total Other Long-Term Liabilities	$13,208	$15,818

5. Commitments and Contingencies

Rent expense for rigs, real property and rail cars for the Current Quarter, Prior Quarter, Current Period and Prior Period was $28.9 million, $30.1 million, $58.9 million and $60.0 million, respectively, and was included in operating costs in our condensed consolidated statements of operations.

Rig Leases

In a series of transactions beginning in 2006, we sold 94 drilling rigs (of which 28 rigs have been repurchased) and related equipment and entered into master lease agreements under which we agreed to lease the rigs from the buyers for initial terms ranging from five to ten years. These transactions were recorded as sales and operating leasebacks and any related net gains are being amortized to operating costs over the lease term. The deferred gains, net of fees, are included in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets. We amortized $1.5 million, $2.0 million, $3.1 million and $3.9 million to operating costs related to the deferred gains for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Real Property Leases

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards, office space and other physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake increases by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. These leases are being accounted for as operating leases.

Rail Car Leases

As of June 30, 2013, we were party to six lease agreements with various third parties to lease rail cars for initial terms of three to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. These leases are being accounted for as operating leases.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate undiscounted minimum future lease payments under our operating leases are presented below:

	June 30, 2013
	Rigs	Real Property	Rail Cars	Total
	(in thousands)
2013	$46,013	$7,423	$3,343	$56,779
2014	82,329	14,847	6,685	103,861
2015	37,124	—	5,823	42,947
2016	67,512	—	5,823	73,335
2017	20,850	—	2,168	23,018
After 2017	6,173	—	2,167	8,340

Total	$260,001	$22,270	$26,009	$308,280

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of June 30, 2013, we had $44.0 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2013.

In October 2011, we entered into an agreement to acquire 49% of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”) (see Note 7). Under the agreement, we could be required to make future additional payments not to exceed $3.0 million which are contingent upon Maalt meeting certain financial and operational performance targets. Each year in the three-year period beginning December 6, 2011, we will determine whether Maalt has met the specified performance targets for the preceding year. If Maalt has met the specified performance targets for the preceding year, we will make payments for such year based upon the number of specified performance targets met. As of June 30, 2013, we had accrued $0.3 million for future payments pursuant to this agreement.

We have also entered into a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Quarter or Current Period.

Litigation

We are involved in various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, property damage claims and contract actions. We record an associated liability when a loss is probable and the amount is reasonably estimable. Although the outcome of litigation cannot be predicted with certainty, management is of the opinion that no pending or threatened lawsuit or dispute incidental to our business operations is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued and actual results could differ materially from management’s estimates.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation expense of $5.6 million, $2.2 million, $7.5 million and $6.0 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Stock-Based Compensation

Chesapeake’s stock-based compensation program consists of restricted stock available to employees and stock options and performance share units (“PSUs”) available to senior management.

Restricted Stock

The fair value of restricted stock awards was determined based on the fair market value of the shares of Chesapeake common stock on the date of the grant. This value is amortized over the vesting period, which is generally four years from the date of the grant. To the extent compensation cost relates to employees directly involved in oilfield services operations, such amounts are charged to us and reflected as operating costs and general and administrative expenses. Included in operating costs and general and administrative expenses is stock-based compensation expense of $3.5 million, $2.3 million, $6.4 million and $6.4 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Effective January 1, 2012, we reimburse Chesapeake for these costs in accordance with our administrative services agreement. To the extent compensation cost relates to employees indirectly involved in oilfield services operations, such amounts are charged to us through an overhead allocation and are reflected as general and administrative expenses.

A summary of the status and changes of the unvested shares of restricted stock related to employees directly involved in oilfield services operations is presented below.

	Number of	Weighted Average
	Unvested	Grant-Date
	Restricted Shares	Fair Value
	(in thousands)
Unvested shares as of January 1, 2013	1,840	$23.27
Granted	551	$17.82
Vested	(323)	$23.91
Forfeited	(171)	$21.53

Unvested shares as of June 30, 2013	1,897	$21.73

The aggregate intrinsic value of restricted stock vested for the Current Period, as reflected in the table above, was approximately $5.8 million based on the market price of Chesapeake’s common stock at the time of vesting.

As of June 30, 2013, there was $31.2 million of total unrecognized compensation cost related to the unvested restricted stock of employees involved directly in oilfield services operations. The cost is expected to be recognized over a weighted average period of approximately three years.

Stock Options

During the Current Period, Chesapeake granted incentive-based and retention-based stock options to a member of COO’s senior management team. The incentive-based stock options will vest ratably over a three-year period and the retention-based stock options will vest one-third on each of the third, fourth and fifth anniversaries of the grant date. The stock option awards have an exercise price equal to the closing price of Chesapeake’s common stock on the grant date. Outstanding options expire ten years from the date of grant.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information related to stock option activity for the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2013	—	$—	—		$—
Granted	235	$18.97		$
Exercised	—	$—		$

Outstanding at June 30, 2013	235	$18.97	9.55		$336

Exercisable at June 30, 2013	—	$—	—		$—

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of June 30, 2013, there was $1.6 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of approximately three years.

Performance Share Units

In January 2012 and January 2013, Chesapeake granted PSUs to a member of COO’s senior management under a Long Term Incentive Plan that includes both an internal performance measure and an external market condition. The PSUs can only be settled in cash, so they are classified as a liability in our condensed consolidated financial statements and are measured at fair value as of the grant date, with such value re-measured at the end of each reporting period. Compensation expense is recognized over the vesting period with a corresponding adjustment to the liability.

As of the respective grant dates, the fair value of the 8,475 PSUs issued in 2012 was $0.2 million and the fair value of the 60,130 PSUs issued in 2013 was $1.3 million. As of June 30, 2013, the fair value of the PSUs was $1.6 million. We have recorded a nominal amount as a short-term liability for PSUs that will be settled in January 2014 and $0.5 million as a long-term liability representing the portion of the award that will be settled in January 2015 or thereafter. The remaining $1.1 million relates to PSUs for which the requisite service period has not been completed.

7. Investments

In October 2011, we acquired 49% of the membership interest in Maalt for $12.0 million. Maalt provides bulk transportation, transloading and sand hauling services, and its assets consist primarily of trucks and trailers. We use the equity method of accounting to account for our investment in Maalt, which had a carrying value of $13.1 million as of June 30, 2013. We recorded equity method adjustments to our investment of $0.3 million, $0.4 million, $0.2 million and $0.5 million for our share of Maalt’s income for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. We also made additional investments of $0.3 million in each of the Current Period and Prior Period. As of June 30, 2013, the carrying value of our investment in Maalt is in excess of the underlying equity in Maalt’s net assets by approximately $11.8 million. This excess is attributable to goodwill recorded on Maalt’s financial statements and is not being amortized.

8. Variable Interest Entities

In August 2011, we entered into an agreement with Big Star Field Services, L.L.C. to form Big Star Crude Co., L.L.C. (“Big Star”), a jointly controlled entity, which engages in the commercial trucking business. We currently own 100% of the preferred voting units of Big Star, which represent a 49% ownership interest on a fully diluted basis. We will receive a preferred return (85% of all distributions) until a 25% rate of return has been reached, at which time the preferred units will be converted to common units and future distributions will be based on equity ownership.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Big Star is considered a variable interest entity because our voting rights are not proportional to our economic interests. Big Star entered into a fleet usage agreement with Chesapeake Energy Marketing, Inc. (“CEMI”), a wholly owned subsidiary of Chesapeake, requiring Big Star to dedicate 100% of its trucking fleet’s usage hours to providing crude hauling services exclusively for CEMI. We determined that CEMI is the primary beneficiary due to the fleet usage agreement and therefore is the consolidating entity. Accordingly, we use the equity method of accounting to record our investment in Big Star, which had a carrying value of $4.2 million as of June 30, 2013. We recorded equity method adjustments to our investment of ($1.4) million, $0.2 million, ($1.4) million and ($0.2) million for our share of Big Star’s income (loss) for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Our risk of loss related to Big Star is our investment balance.

We review our equity method investments for impairment whenever certain impairment indicators exist including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment which is other than a temporary decline should be recognized. On June 11, 2013, we entered into an agreement with Big Star to redeem our membership interest in Big Star in exchange for $2.8 million in cash or receivables, 30 trailers and the assignment to us of 30 leased trucks from Big Star’s current fleet. This transaction closed on July 30, 2013. We estimate that the fair value of our investment in Big Star was approximately $4.2 million as of June 30, 2013, which was below the carrying value of the investment and resulted in a non-cash impairment charge in the amount of $1.8 million, which is included in income (loss) from equity investees on our condensed consolidated statements of operations. Estimated fair value for our investment in Big Star was determined using significant unobservable inputs (Level 3) based on an income approach.

9. Fair Value Measurements

The fair value measurement standard defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (referred to as an “exit price”). Authoritative guidance on fair value measurements and disclosures clarifies that a fair value measurement for a liability should reflect the entity’s non-performance risk. In addition, a fair value hierarchy is established that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted market prices in active markets for identical assets and liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). The three levels of the fair value hierarchy are:

Level 1- Unadjusted quoted prices in active markets that are accessible at the measurement date for identical, unrestricted assets or liabilities.

Level 2- Quoted prices in markets that are not active, or inputs which are observable, either directly or indirectly, for substantially the full term of the asset or liability. This category includes quoted prices for similar assets or liabilities in active markets; quoted prices for identical or similar assets or liabilities in markets that are not active; inputs other than quoted prices that are observable for the asset or liability; and inputs that are derived principally from or corroborated by observable market data by correlation or other means.

Level 3- Measured based on prices or valuation models that require inputs that are both significant to the fair value measurement and less observable from objective sources.

Fair Value on Recurring Basis

The carrying values of cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which consist primarily of long-lived asset impairments based on Level 3 inputs. See Note 2 for additional discussion.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Fair Value of Other Financial Instruments

The fair value of debt is the estimated amount a market participant would have to pay to purchase our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available. Estimated fair values are determined by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

	June 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
	(in thousands)
Financial liabilities:
Credit Facility	$398,900	$389,553	$418,200	$401,000
2019 Senior Notes	$650,000	$642,688	$650,000	$614,250

10. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from Chesapeake and its affiliates were $441.0 million and $337.7 million as of June 30, 2013 and December 31, 2012, or 92% and 93%, respectively, of our total accounts receivable. Revenues from Chesapeake and its affiliates were $544.3 million, $479.9 million, $1.058 billion and $900.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, or 93%, 95%, 94% and 95%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion.

11. Transactions with Affiliates

In the normal course of business, we provide wellsite services and equipment, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal services and compressor manufacturing to Chesapeake and its affiliates. Substantially all of our revenues are derived from Chesapeake and its working interest partners (see Note 10).

In October 2011, we entered into a master services agreement with Chesapeake, pursuant to which we provide drilling and other services and supply materials and equipment to Chesapeake. Drilling services are typically provided pursuant to modified International Association of Drilling Contractors drilling contracts. The specific terms of each request for other services are typically set forth in a field ticket, purchase order or work order. The master services agreement contains general terms and provisions, including minimum insurance coverage amounts that we are required to maintain and confidentiality obligations with respect to Chesapeake’s business, and allocates certain operational risks between Chesapeake and us through indemnity provisions. The agreement will remain in effect until we or Chesapeake provides 30 days written notice of termination, although such agreement may not be terminated during the term of the services agreement described below.

In October 2011, we entered into a services agreement with Chesapeake under which Chesapeake guarantees the utilization of a portion of our drilling rig and hydraulic fracturing fleets during the term of the agreement. Chesapeake guarantees that it will operate, on a daywork basis at market rates, the lesser of 75 of our drilling rigs or 80% of our operational drilling rig fleet, each referred to as a “committed rig.” However, the number of committed rigs will be ratably reduced for each of our drilling rigs that are operated by a third-party customer. In addition, Chesapeake guarantees that each month it will utilize a number of our operational hydraulic fracturing fleets, up to a maximum of 13, to complete a minimum aggregate number of fracturing stages equal to 25 stages per month times the average number of our operational hydraulic fracturing fleets during such month, each referred to as a “committed stage.”

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

However, the number of committed stages per month will be reduced for each stage that we perform for a third-party customer during such month. In the event Chesapeake does not meet either the drilling commitment or the stage commitment, it will be required to pay us a non-utilization fee. For each day that a committed rig is not operated, Chesapeake must pay us our average daily operating cost for our operating drilling rigs for the preceding 30 days, plus 20%, and in no event less than $6,600 per day. For each committed stage not performed, Chesapeake must pay us $40,000. The services agreement is subject to the terms of our master services agreement with Chesapeake, has a five-year initial term ending October 25, 2016 and will thereafter automatically extend for successive one-year terms unless we or Chesapeake gives written notice of termination at least 45 days prior to the end of a term; provided, however, Chesapeake has the right to terminate the agreement, by written notice, within 30 days of our change in control. For purposes of the services agreement, a change of control is deemed to have occurred if Chesapeake no longer beneficially owns at least 51% of our outstanding equity interests. We did not receive any non-utilization fees pursuant to the agreement for the Current Period or Prior Period.

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards and physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake increases by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. We incurred $4.1 million, $2.0 million, $8.3 million and $3.7 million of lease expense for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, under this facilities lease agreement.

Chesapeake provides us with general and administrative services and the services of its employees pursuant to an administrative services agreement entered into in October 2011. These services include legal, accounting, treasury, environmental, safety, information technology and other corporate services. In return for the general and administrative services provided by Chesapeake, we reimburse Chesapeake on a monthly basis for the overhead expenses incurred by Chesapeake on our behalf in accordance with its current allocation policy, which includes costs and expenses incurred in connection with the provision of any of the services under the agreement, including the wages and benefits of Chesapeake employees who perform services on our behalf. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on the historical averages of costs incurred on our behalf. All of the allocations of administrative costs are based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if we had been operating as a stand-alone entity. The administrative services agreement has a five-year initial term and will thereafter automatically extend for successive one-year terms unless we or Chesapeake gives written notice of termination at least one year prior to the end of a term. These charges from Chesapeake were $15.7 million, $12.4 million, $28.7 million and $23.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We are party to a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Quarter or Current Period.

12. Segment Information

Our revenues, income (loss) before income taxes and identifiable assets are primarily attributable to four reportable segments. Each of these segments represents a distinct type of business. These segments have separate management teams which report to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. Management evaluates the performance of our segments based upon earnings before interest, taxes, depreciation and amortization, as further adjusted to add back nonrecurring items. The following is a description of the segments and other operations:

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Drilling. Our drilling segment provides land drilling and drilling-related services, including directional drilling, geosteering and mudlogging, for oil and natural gas exploration and development activities. As of June 30, 2013, we owned or leased a fleet of 119 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides hydraulic fracturing and other well stimulation services. Hydraulic fracturing involves pumping fluid down a well casing or tubing under high pressure to cause the underground formation to crack, allowing the oil or natural gas to flow more freely. As of June 30, 2013, we owned nine hydraulic fracturing fleets with an aggregate of 360,000 horsepower.

Oilfield Rentals. Our oilfield rentals segment provides premium rental tools for land-based oil and natural gas drilling, completion and workover activities. We offer a full line of rental tools, including drill pipe, drill collars, tubing, blowout preventers, frac tanks, mud tanks and environmental containment. We also provide air drilling, flowback services and services associated with the transfer of water to the wellsite for well completions.

Oilfield Trucking. Our oilfield trucking segment provides drilling rig relocation and logistics services as well as fluid handling services. Our trucks move drilling rigs, crude oil, other fluids and construction materials to and from the wellsite and also transport produced water from the wellsite. As of June 30, 2013, we owned a fleet of 288 rig relocation trucks, 68 cranes and forklifts and 253 fluid hauling trucks.

Other Operations. Our other operations consist primarily of our natural gas compression unit manufacturing business and corporate functions, including our 2019 Senior Notes and Credit Facility.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Hydraulic	Oilfield	Oilfield	Other	Intercompany	Consolidated
	Drilling	Fracturing	Rentals	Trucking	Operations	Eliminations	Total
	(in thousands)
For The Three Months Ended June 30, 2013:
Revenues	$190,231	$250,345	$41,971	$64,409	$44,778	$(8,670)	$583,064
Intersegment revenues	(1,369)	—	(195)	(1,700)	(5,406)	8,670	—

Total revenues	$188,862	$250,345	$41,776	$62,709	$39,372	$—	$583,064

Depreciation and amortization	33,822	16,417	15,476	6,529	246	—	72,490
Gains on sales of property and equipment and equipment	(352)	(17)	(572)	(787)	(18)	—	(1,746)
Impairments and other	3,505	—	—	—	3,213	—	6,718
Interest expense	—	—	—	—	(14,138)	—	(14,138)
Income (loss) from equity investees	—	329	—	(1,382)	—	—	(1,053)
Other (expense) income	(167)	(143)	201	27	19	—	(63)
Income (Loss) Before Income Taxes	$1,972	$24,911	$(733)	$3,537	$(17,644)	$—	$12,043
For The Three Months Ended June 30, 2012:
Revenues	$252,616	$103,769	$68,820	$57,484	$32,337	$(10,220)	$504,806
Intersegment revenues	(1,712)	(4,524)	(372)	(1,255)	(2,357)	10,220	—

Total revenues	$250,904	$99,245	$68,448	$56,229	$29,980	$—	$504,806

Depreciation and amortization	28,653	4,273	16,647	5,642	195	—	55,410
Losses (gains) on sales of property and equipment	1,032	48	(1,259)	37	—	—	(142)
Impairments	14,961	—	6,981	—	—	—	21,942
Interest expense	—	—	—	—	(12,406)	—	(12,406)
Income from equity investees	—	380	—	176	—	—	556
Other income	491	2	23	48	90	—	654
Income (Loss) Before Income Taxes	$31,735	$34,279	$6,298	$7,679	$(17,571)	$—	$62,420

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

		Hydraulic	Oilfield	Oilfield	Other	Intercompany	Consolidated
	Drilling	Fracturing	Rentals	Trucking	Operations	Eliminations	Total
	(in thousands)
For The Six Months Ended June 30, 2013:
Revenues	$376,821	$465,291	$89,707	$127,605	$83,864	$(16,337)	$1,126,951
Intersegment revenues	(2,586)	—	(417)	(3,485)	(9,849)	16,337	—

Total revenues	$374,235	$465,291	$89,290	$124,120	$74,015	$—	$1,126,951

Depreciation and amortization	66,010	32,313	30,747	13,084	447	—	142,601
(Gains) losses on sales of property and equipment and equipment	180	—	(477)	(1,056)	(18)	—	(1,371)
Impairments and other	3,528	—	—	—	3,213	—	6,741
Interest expense	—	—	—	—	(28,149)	—	(28,149)
Income (loss) from equity investees	—	234	—	(1,407)	—	—	(1,173)
Other (expense) income	(95)	151	259	80	66	—	461
Income (Loss) Before Income Taxes	$9,888	$54,920	$2,683	$4,562	$(35,780)	$—	$36,273
For The Six Months Ended June 30, 2012:
Revenues	$504,180	$156,508	$138,250	$104,023	$64,300	$(15,574)	$951,687
Intersegment revenues	(3,485)	(4,524)	(729)	(3,225)	(3,611)	15,574	—

Total revenues	$500,695	$151,984	$137,521	$100,798	$60,689	$—	$951,687

Depreciation and amortization	59,368	6,942	31,888	10,463	421	—	109,082
Losses (gains) on sales of property and equipment	836	48	(1,972)	(275)	—	—	(1,363)
Impairments	16,051	—	6,929	—	—	—	22,980
Interest expense	—	—	—	—	(25,022)	—	(25,022)
Income (loss) from equity investees	—	546	—	(152)	—	—	394
Other income (expense)	813	3	(226)	55	192	—	837
Income (Loss) Before Income Taxes	$54,536	$47,244	$17,921	$11,187	$(30,216)	$—	$100,672
As of June 30, 2013:
Total Assets	$1,116,966	$528,328	$218,293	$224,248	$69,624	$(6,706)	$2,150,753
As of December 31, 2012:
Total Assets	$1,113,856	$452,206	$254,983	$236,580	$71,282	$(9,396)	$2,119,511

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Condensed Consolidating Financial Information

In October 2011, COO issued and sold the 2019 Senior Notes with an aggregate principal amount of $650.0 million (see Note 3). Pursuant to the Indenture governing the 2019 Senior Notes, such notes are fully and unconditionally and jointly and severally guaranteed by all of COO’s material subsidiaries, other than COF, which is a co-issuer of the 2019 Senior Notes. Each of the subsidiary guarantors is 100% owned by COO and there are no material subsidiaries of COO other than the subsidiary guarantors. COF and WWS are minor non-guarantor subsidiares whose condensed consolidating financial information is included with the subsidiary guarantors. COO has independent assets and operations. There are no significant restrictions on the ability of COO or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

Set forth below are condensed consolidating financial statements for COO (“Parent”) on a stand-alone, unconsolidated basis, and its combined guarantor subsidiaries as of June 30, 2013 and December 31, 2012 and for the three and six months ended June 30, 2013 and 2012. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF JUNE 30, 2013

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash	$1,460	$186	$—	$1,646
Accounts receivable	—	36,976	—	36,976
Affiliate accounts receivable	3,145	441,005	(3,112)	441,038
Inventory	—	50,342	—	50,342
Deferred income tax asset	—	4,819	—	4,819
Prepaid expenses and other	606	18,862	—	19,468

Total Current Assets	5,211	552,190	(3,112)	554,289

Property and Equipment:
Property and equipment, at cost	3,028	2,169,505	—	2,172,533
Less: accumulated depreciation	(84)	(666,613)	—	(666,697)
Property and equipment held for sale, net	—	1,350	—	1,350

Total Property and Equipment, Net	2,944	1,504,242	—	1,507,186

Other Assets:
Investments	—	17,306	—	17,306
Goodwill	—	42,447	—	42,447
Intangible assets, net	—	9,405	—	9,405
Deferred financing costs, net	15,498	—	—	15,498
Other long-term assets	41,718	4,622	(41,718)	4,622
Investments in subsidiaries and intercompany advances	1,600,369	—	(1,600,369)	—

Total Other Assets	1,657,585	73,780	(1,642,087)	89,278

Total Assets	$1,665,740	$2,130,212	$(1,645,199)	$2,150,753

Liabilities and Equity:
Current Liabilities:
Accounts payable	$1,328	$43,237	$—	$44,565
Affiliate accounts payable	—	49,693	(3,112)	46,581
Other current liabilities	9,797	217,063	—	226,860

Total Current Liabilities	11,125	309,993	(3,112)	318,006

Long-Term Liabilities:
Deferred income tax liabilities	—	207,094	(41,718)	165,376
Senior notes	650,000	—	—	650,000
Revolving credit facility	398,900	—	—	398,900
Other long-term liabilities	452	12,756	—	13,208

Total Long-Term Liabilities	1,049,352	219,850	(41,718)	1,227,484

Equity	605,263	1,600,369	(1,600,369)	605,263

Total Liabilities and Equity	$1,665,740	$2,130,212	$(1,645,199)	$2,150,753

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET

AS OF DECEMBER 31, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash	$863	$364	$—	$1,227
Accounts receivable	—	25,910	—	25,910
Affiliate accounts receivable	3,636	337,573	(3,504)	337,705
Inventory	—	52,228	—	52,228
Deferred income tax asset	—	3,305	—	3,305
Prepaid expenses and other	381	24,103	—	24,484

Total Current Assets	4,880	443,483	(3,504)	444,859

Property and Equipment:
Property and equipment, at cost	—	2,096,150	—	2,096,150
Less: accumulated depreciation	—	(541,117)	—	(541,117)
Property and equipment held for sale, net	—	26,486	—	26,486

Total Property and Equipment, Net	—	1,581,519	—	1,581,519

Other Assets:
Investments	—	18,216	—	18,216
Goodwill	—	42,447	—	42,447
Intangible assets, net	—	11,382	—	11,382
Deferred financing costs, net	16,741	—	—	16,741
Other long-term assets	29,566	4,347	(29,566)	4,347
Investments in subsidiaries and intercompany advances	1,624,572	—	(1,624,572)	—

Total Other Assets	1,670,879	76,392	(1,654,138)	93,133

Total Assets	$1,675,759	$2,101,394	$(1,657,642)	$2,119,511

Liabilities and Equity:
Current Liabilities:
Accounts payable	$418	$28,392	$—	$28,810
Affiliate accounts payable	717	34,379	(3,504)	31,592
Other current liabilities	9,607	218,735	—	228,342

Total Current Liabilities	10,742	281,506	(3,504)	288,744

Long-Term Liabilities:
Deferred income tax liabilities	—	179,498	(29,566)	149,932
Senior notes	650,000	—	—	650,000
Revolving credit facility	418,200	—	—	418,200
Other long-term liabilities	—	15,818	—	15,818

Total Long-Term Liabilities	1,068,200	195,316	(29,566)	1,233,950

Equity	596,817	1,624,572	(1,624,572)	596,817

Total Liabilities and Equity	$1,675,759	$2,101,394	$(1,657,642)	$2,119,511

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2013

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$2,167	$582,995	$(2,098)	$583,064
Operating Expenses:
Operating costs	2,521	457,241	(2,379)	457,383
Depreciation and amortization	7	72,483	—	72,490
General and administrative	3,106	17,816	—	20,922
Gains on sales of property and equipment	—	(1,746)	—	(1,746)
Impairments and other	—	6,718	—	6,718

Total Operating Expenses	5,634	552,512	(2,379)	555,767

Operating Income (Loss)	(3,467)	30,483	281	27,297

Other Income (Expense):
Interest expense	(14,138)	—	—	(14,138)
Loss from equity investees	—	(1,053)	—	(1,053)
Other expense	—	(63)	—	(63)
Equity in net earnings of subsidiary	17,667	—	(17,667)	—

Total Other Income (Expense)	3,529	(1,116)	(17,667)	(15,254)

Income (Loss) Before Income Taxes	62	29,367	(17,386)	12,043
Income Tax Expense (Benefit)	(7,114)	11,867	114	4,867

Net Income (Loss)	$7,176	$17,500	$(17,500)	$7,176

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012

(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$—	$504,806	$—	$504,806
Operating Expenses:
Operating costs	—	337,272	—	337,272
Depreciation and amortization	—	55,410	—	55,410
General and administrative	4,806	11,902	—	16,708
Gains on sales of property and equipment	—	(142)	—	(142)
Impairments	—	21,942	—	21,942

Total Operating Expenses	4,806	426,384	—	431,190

Operating Income (Loss)	(4,806)	78,422	—	73,616

Other Income (Expense):
Interest expense	(12,406)	—	—	(12,406)
Income from equity investees	—	556	—	556
Other income	—	654	—	654
Equity in net earnings of subsidiary	47,540	—	(47,540)	—

Total Other Income (Expense)	35,134	1,210	(47,540)	(11,196)

Income (Loss) Before Income Taxes	30,328	79,632	(47,540)	62,420
Income Tax Expense (Benefit)	(6,937)	32,092	—	25,155

Net Income (Loss)	$37,265	$47,540	$(47,540)	$37,265

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$4,015	$1,126,833	$(3,897)	$1,126,951
Operating Expenses:
Operating costs	4,948	872,227	(4,742)	872,433
Depreciation and amortization	7	142,594	—	142,601
General and administrative	9,295	32,118	—	41,413
Gains on sales of property and equipment	—	(1,371)	—	(1,371)
Impairments and other	—	6,741	—	6,741

Total Operating Expenses	14,250	1,052,309	(4,742)	1,061,817

Operating Income (Loss)	(10,235)	74,524	845	65,134

Other Income (Expense):
Interest expense	(28,149)	—	—	(28,149)
Loss from equity investees		(1,173)	—	(1,173)
Other income	4	457	—	461
Equity in net earnings of subsidiary	44,060	—	(44,060)	—

Total Other Income (Expense)	15,915	(716)	(44,060)	(28,861)

Income (Loss) Before Income Taxes	5,680	73,808	(43,215)	36,273
Income Tax Expense (Benefit)	(15,727)	30,247	346	14,866

Net Income (Loss)	$21,407	$43,561	$(43,561)	$21,407

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$—	$951,687	$—	$951,687
Operating Expenses:
Operating costs	—	664,186	—	664,186
Depreciation and amortization	—	109,082	—	109,082
General and administrative	9,602	22,737	—	32,339
Gains on sales of property and equipment	—	(1,363)	—	(1,363)
Impairments	—	22,980	—	22,980

Total Operating Expenses	9,602	817,622	—	827,224

Operating Income (Loss)	(9,602)	134,065	—	124,463

Other Income (Expense):
Interest expense	(25,022)	—	—	(25,022)
Income from equity investees	—	394	—	394
Other income	—	837	—	837
Equity in net earnings of subsidiary	81,127	—	(81,127)	—

Total Other Income (Expense)	56,105	1,231	(81,127)	(23,791)

Income (Loss) Before Income Taxes	46,503	135,296	(81,127)	100,672
Income Tax Expense (Benefit)	(13,598)	54,169	—	40,571

Net Income (Loss)	$60,101	$81,127	$(81,127)	$60,101

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2013

(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:	$(32,634)	$177,504	$—	$144,870

Cash Flows From Investing Activities:
Additions to property and equipment	(3,028)	(144,459)	—	(147,487)
Proceeds from sale of assets	—	35,771	—	35,771
Additions to investments	—	(262)	—	(262)

Cash used in investing activities	(3,028)	(108,950)	—	(111,978)

Cash Flows From Financing Activities:
Contributions from (distributions to) affiliate	55,771	(68,732)	—	(12,961)
Borrowings from revolving credit facility	545,700	—	—	545,700
Payments on revolving credit facility	(565,000)	—	—	(565,000)
Other	(212)	—	—	(212)

Net cash provided by (used in) financing activities	36,259	(68,732)	—	(32,473)

Net increase (decrease) in cash	597	(178)	—	419
Cash, beginning of period	863	364	—	1,227

Cash, end of period	$1,460	$186	$—	$1,646

CHESAPEAKE OILFIELD OPERATING, L.L.C.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS

SIX MONTHS ENDED JUNE 30, 2012

(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:	$(35,310)	$91,081	$—	$55,771

Cash Flows From Investing Activities:
Additions to property and equipment	(133)	(290,655)	—	(290,788)
Proceeds from sale of assets	—	14,831	—	14,831
Additions to investments	(197,457)	(1,677)	197,457	(1,677)

Cash used in investing activities	(197,590)	(277,501)	197,457	(277,634)

Cash Flows From Financing Activities:
Contributions from (distributions to) affiliate	—	186,711	(197,457)	(10,746)
Borrowings from revolving credit facility	677,800	—	—	677,800
Payments on revolving credit facility	(444,900)	—	—	(444,900)

Net cash provided by financing activities	232,900	186,711	(197,457)	222,154

Net increase in cash	—	291	—	291
Cash, beginning of period	—	530	—	530

Cash, end of period	$—	$821	$—	$821

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the three and six months ended June 30, 2013 (the “Current Quarter” and “Current Period,” respectively) and the three and six months ended June 30, 2012 (the “Prior Quarter” and “Prior Period,” respectively) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Executive Summary

We are a diversified oilfield services company that provides a wide range of wellsite services and equipment primarily to Chesapeake Energy Corporation (“Chesapeake”), our founder and principal customer, and its working interest partners. We focus on providing services to Chesapeake that are strategic to its oil and natural gas operations, represent historical bottlenecks to those operations or provide relatively high margins to the service provider, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal and manufacturing of natural gas compressor packages. Our operations are geographically diversified across most major basins in the U.S. Specifically, we provide Chesapeake and its working interest partners with services in the Eagle Ford, Utica, Granite Wash, Cleveland, Tonkawa, Mississippi Lime and Niobrara liquids-rich plays and the Haynesville-Bossier, Marcellus and Barnett natural gas shale plays.

Our business has grown rapidly since our first subsidiary was founded in 2001, both organically and through acquisitions. As of June 30, 2013, we owned or leased 119 land drilling rigs. As of June 30, 2013, we also owned (a) nine hydraulic fracturing fleets with an aggregate of 360,000 horsepower; (b) a diversified oilfield rentals business; (c) an oilfield trucking fleet, consisting of 288 rig relocation trucks, 68 cranes and forklifts used in the movement of drilling rigs and other heavy equipment and 253 fluid hauling trucks; and (d) manufacturing capacity for up to 150 natural gas compressor packages per quarter, or approximately 85,000 horsepower in the aggregate per quarter. We continue to modernize our asset base and have received our fleet of 10 proprietary, fit-for-purpose PeakeRigs™ that utilize advanced electronic drilling technology.

Due to low natural gas prices in North America over the last few years, the oil and gas industry has experienced a shift from natural gas drilling and production towards more economical liquids-rich plays. As a result, we have seen a reduction in natural gas related activity as Chesapeake focuses on increasing liquids production, and we have experienced increased competition, near-term pricing pressure and a reduction in utilization for our services and equipment in certain markets.

Recent Developments

We provide substantially all of our oilfield services to Chesapeake and its working interest partners, and we expect to continue to derive a substantial majority of our revenues from Chesapeake and its working interest partners for the foreseeable future. Chesapeake’s current business strategy includes a decrease in its capital expenditure budget for 2013 from historically high levels and sales of non-core assets and assets that do not fit its long-term plans. This reduction in drilling capital expenditures has decreased Chesapeake’s utilization of many of our services. Any further reductions could have a material adverse effect on our business, financial condition and results of operations.

As part of our ongoing strategic positioning process, we continually evaluate our long-lived assets, including our drilling rig fleet, for marketability based on the specifications and condition of each evaluated asset as well as the future plans of Chesapeake. In general, demand for onshore drilling rigs in the U.S. has shifted away from less efficient mechanical drilling rigs to more efficient drilling rigs with electronic technology. As part of our drilling strategy, in addition to bringing online our newbuild PeakeRigsTM, we have identified for retirement certain less efficient drilling rigs in our fleet. Such drilling rigs have been sold as part of our broader strategy to divest non-essential drilling rigs and make available a drilling rig fleet that is more suited to meet the future needs of Chesapeake and its working interest partners. Specifically, in August 2012, we began the process of repurchasing certain leased drilling rigs. We repurchased two drilling rigs for approximately $0.5 million in 2013 and 25 drilling rigs for approximately $61.1 million in 2012. During 2012, we sold 18 drilling rigs and ancillary equipment for net proceeds of $7.4 million. In January 2013, we sold eight drilling rigs and ancillary equipment for cash proceeds of approximately $25.2 million. In July 2013, we sold five drilling rigs and ancillary equipment for cash proceeds of approximately $1.6 million. The drilling rigs and equipment sold were not expected to be utilized in our business operations.

Industry Overview

Oilfield services companies provide services that are used by exploration and production companies, or E&P companies, in connection with the exploration for, and the development and production of, hydrocarbons. Demand for domestic onshore oilfield services is a function of the willingness of E&P companies to make capital and operating expenditures to explore for, develop and produce hydrocarbons in the U.S. When oil or natural gas prices increase, E&P companies generally increase their capital expenditures, resulting in greater revenues and profits for oilfield services companies. Likewise, significant decreases in the prices of those commodities typically lead E&P companies to reduce their capital expenditures, which diminishes demand for oilfield services.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service. Through 2011, Chesapeake provided capital infusions to help fund our business activities. We do not anticipate receiving any future capital infusions from Chesapeake. We expect our future capital needs will be satisfied by cash flows from operations, borrowings under our revolving bank credit facility, access to capital markets and other financing transactions. We believe we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements.

Our $500.0 million revolving bank credit facility is an important source of liquidity for us. The maximum amount that we may borrow under the revolving bank credit facility may be subject to limitations due to certain covenants contained in the revolving bank credit facility agreement. As of June 30, 2013, the revolving bank credit facility was not subject to any such limitations and had borrowing capacity of approximately $101.1 million. We are allowed to request increases in the total commitments under the revolving bank credit facility by up to $400.0 million in the aggregate, in part or in full, at any time during the term of the revolving bank credit facility, with any such increases being subject to compliance with the restrictive covenants in the revolving bank credit facility and in the Indenture governing our 2019 Senior Notes, as well as lender approval. The revolving bank credit facility matures on November 3, 2016.

Historically, we have provided substantially all of our oilfield services to Chesapeake and its working interest partners. During the Current Quarter, Prior Quarter, Current Period and Prior Period, Chesapeake and its working interest partners accounted for approximately 93%, 95%, 94% and 95% of our revenues, respectively.

Capital Expenditures

Capital expenditures were $147.5 million and $290.8 million for the Current Period and Prior Period, respectively. We currently expect our growth capital expenditures to be between $150.0 million and $200.0 million for 2013, and we expect to make these expenditures to grow our business lines, particularly our drilling rig and hydraulic fracturing fleets. We may increase, decrease or re-allocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and we believe that a significant component of our anticipated capital spending is discretionary.

Cash Flow

Our cash flow depends, to a large degree, on the level of spending by Chesapeake and its working interest partners on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Period and Prior Period. The table below summarizes our cash flow for the Current Period and Prior Period.

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
	(unaudited)
Cash Flow Statement Data:
Net cash provided by operating activities	$144,870	$55,771
Net cash used in investing activities	$(111,978)	$(277,634)
Net cash (used in) provided by financing activities	$(32,473)	$222,154
Cash, beginning of period	$1,227	$530
Cash, end of period	$1,646	$821

Operating Activities. Cash provided by operating activities was $144.9 million and $55.8 million for the Current Period and Prior Period, respectively. Changes in working capital items decreased cash flow provided by operating activities by $39.0 million and $172.8 million for the Current Period and Prior Period, respectively. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, amortization of sale-leaseback gains, gains or losses on sales of property and equipment, impairments, losses from equity investees and deferred income taxes.

Investing Activities. Cash used in investing activities was $112.0 million and $277.6 million for the Current Period and Prior Period, respectively. Capital expenditures are the main component of our investing activities. Cash used in investing activities was partially offset by proceeds from sales of assets in the amounts of $35.8 million and $14.8 million for the Current Period and Prior Period, respectively. In January 2013, we sold eight drilling rigs and spare equipment for cash proceeds of approximately $25.2 million.

Financing Activities. Net cash (used in) provided by financing activities was ($32.5) million and $222.2 million for the Current Period and Prior Period, respectively. We had borrowings and repayments under our revolving bank credit facility of $545.7 million and ($565.0) million, respectively, during the Current Period. We had borrowings and repayments under our revolving bank credit facility of $677.8 million and ($444.9) million, respectively, during the Prior Period. For the Current Period and Prior Period, our distributions to our owner were $13.0 million and $10.7 million, respectively.

Results of Operations—Three Months Ended June 30, 2013 vs. June 30, 2012

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Prior Quarter.

	Three Months Ended
	June 30,
	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$544,301	$479,850
Revenues from third parties	38,763	24,956

Total Revenues	583,064	504,806

Operating Expenses:
Operating costs	457,383	337,272
Depreciation and amortization	72,490	55,410
General and administrative, including expenses from affiliates	20,922	16,708
Gains on sales of property and equipment	(1,746)	(142)
Impairments and other	6,718	21,942

Total Operating Expenses	555,767	431,190

Operating Income	27,297	73,616

Other Income (Expense):
Interest expense	(14,138)	(12,406)
(Loss) income from equity investees	(1,053)	556
Other (expense) income	(63)	654

Total Other Expense	(15,254)	(11,196)

Income Before Income Taxes	12,043	62,420
Income Tax Expense	4,867	25,155

Net Income	$7,176	$37,265

Revenues. For the Current Quarter and Prior Quarter, revenues were $583.1 million and $504.8 million, respectively. The $78.3 million increase was primarily due to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing revenues of approximately $151.1 million, partially offset by decreases in revenues of $62.0 million and $26.7 million for our drilling and oilfield rental segments, respectively. The decrease in revenues for our drilling and oilfield rental segments was due primarily to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet and pricing pressure for these segments. The majority of our revenues are derived from Chesapeake and its working interest partners. Our revenues for the Current Quarter and Prior Quarter are detailed below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Drilling	$188,862	$250,904
Hydraulic fracturing	250,345	99,245
Oilfield rentals	41,776	68,448
Oilfield trucking	62,709	56,229
Other operations	39,372	29,980

Total	$583,064	$504,806

•

Drilling. Drilling revenues for the Current Quarter decreased $62.0 million, or 25%, to $188.9 million from $250.9 million for the Prior Quarter. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and secondarily, a reduction in the size of our drilling rig fleet and lower average dayrates. Our average number of operating rigs decreased from 108 in the Prior Quarter to 81 in the Current Quarter, largely due to the sale of 26 drilling rigs during 2012 and the first half of 2013 as part of our ongoing strategic positioning process. Our average dayrates decreased 4% from the Prior Quarter to the Current Quarter. The decrease in our revenues from Chesapeake was partially offset by an increase in revenues from third parties of $10.1 million from the Prior Quarter to the Current Quarter. The utilization rate for our marketable drilling rigs was 97% in both the Current Quarter and Prior Quarter.

•

Hydraulic Fracturing. Hydraulic fracturing revenues for the Current Quarter increased $151.1 million, or 152%, to $250.3 million from $99.2 million for the Prior Quarter. This increase was due to an increase in the number of completed stages from 671 in the Prior Quarter to 1,873 in the Current Quarter, partially offset by a 10% decrease in revenue per stage from the Prior Quarter to the Current Quarter.

•

Oilfield Rentals. Oilfield rental revenues for the Current Quarter decreased $26.7 million, or 39%, to $41.8 million from $68.4 million for the Prior Quarter. The decrease was primarily due to lower utilization as a result of Chesapeake’s reduction in drilling and completion activity and pricing pressure for certain of our services. The utilization of our oilfield rental equipment has historically correlated with fluctuations in Chesapeake’s drilling and completion activity.

•

Oilfield Trucking. Oilfield trucking revenues for the Current Quarter increased $6.5 million, or 12%, to $62.7 million from $56.2 million for the Prior Quarter. These increases were primarily due to the expansion of our crude hauling fleet, partially offset by lower revenues from our rig relocation services. Our fluid handling services revenues increased approximately $15.2 million from the Prior Quarter to the Current Quarter.

•

Other Operations. Our other operations consist primarily of our natural gas compression unit manufacturing business and corporate functions, including our 2019 Senior Notes and revolving bank credit facility. For the Current Quarter, revenues from our other operations increased $9.4 million, or 31%, to $39.4 million from $30.0 million for the Prior Quarter. The increase was primarily due to an increase in demand for our large natural gas compressors. We sold natural gas compressor packages with total horsepower of approximately 37,990 and 29,085 in the Current Quarter and Prior Quarter, respectively.

Operating Costs. Operating costs for the Current Quarter and Prior Quarter were $457.4 million and $337.3 million, respectively. The increase in operating costs was due primarily to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing operating costs of approximately $139.4 million, partially offset by decreases in operating costs of $21.2 million and $11.2 million for our drilling and oilfield rental segments, respectively. The decrease in operating costs for our drilling and oilfield rental segments was due primarily to an overall reduction in drilling and completion activity by Chesapeake and a decrease in the size of our drilling rig fleet. As a percentage of revenues, operating costs were 78% and 67% for the Current Quarter and Prior Quarter, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to lower utilization rates and pricing pressure for certain segments, which compressed margins. Our operating costs for the Current Quarter and Prior Quarter are detailed below:

	Three Months Ended June 30,
	2013	2012
	(in thousands)
Drilling	$146,634	$167,790
Hydraulic fracturing	199,539	60,142
Oilfield rentals	26,843	38,016
Oilfield trucking	51,045	41,609
Other operations	33,322	29,715

Total	$457,383	$337,272

•

Drilling. Drilling operating costs for the Current Quarter decreased $21.2 million, or 13%, to $146.6 million from $167.8 million for the Prior Quarter. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 108 in the Prior Quarter to 81 in the Current Quarter, largely due to the sale of 26 drilling rigs during 2012 and the first half of 2013 as part of our ongoing strategic positioning process. The utilization rate for our marketable drilling rigs was 97% in both the Current Quarter and Prior Quarter. The decrease in our average number of operating rigs resulted in lower labor related costs, repairs and maintenance and other operating costs. Our average employee headcount decreased 20% from the Prior Quarter to the Current Quarter. As a percentage of drilling revenues, drilling operating costs increased from 67% in the Prior Quarter to 78% in the Current Quarter. The increase in drilling operating costs as a percentage of drilling revenues was primarily attributable to Chesapeake’s reduction in drilling activity and pricing pressure, which resulted in the spreading of certain fixed costs over a smaller revenue base. Our average dayrates also decreased 4% from the Prior Quarter to the Current Quarter.

•

Hydraulic Fracturing. Hydraulic fracturing operating costs for the Current Quarter were $199.5 million compared to $60.1 million for the Prior Quarter. This increase was primarily due to an increase in the number of completed stages from 671 in the Prior Quarter to 1,873 in the Current Quarter. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs increased from 61% in the Prior Quarter to 80% in the Current Quarter. This increase was primarily attributable to pricing pressure for our hydraulic fracturing services and an increase in supplies expense. Revenue per stage decreased 10% from the Prior Quarter to the Current Quarter. As a percentage of hydraulic fracturing revenues, supplies expense was 50% in the Current Quarter and 39% in the Prior Quarter. These increases were partially offset by a reduction in labor related costs as a percentage of hydraulic fracturing revenues from 10% in the Prior Quarter to 7% in the Current Quarter.

•

Oilfield Rentals. Oilfield rental operating costs for the Current Quarter decreased $11.2 million, or 29%, to $26.8 million from $38.0 million for the Prior Quarter. The decrease was primarily due to an overall reduction in drilling and completion activity by Chesapeake which resulted in lower labor related costs, supplies, repairs and maintenance, freight and third party expenses. Our average oilfield rental employee headcount decreased 18% from the Prior Quarter to the Current Quarter. As a percentage of oilfield rental revenues, oilfield rental operating costs were 64% and 56% for the Current Quarter and Prior Quarter, respectively. The increase in oilfield rental operating costs as a percentage of oilfield rental revenues from the Prior Quarter to the Current Quarter was primarily attributable to pricing pressure for certain services, which compressed margins. As a percentage of oilfield rental revenues, labor related costs were 28% and 23% in the Current Quarter and Prior Quarter, respectively.

•

Oilfield Trucking. Oilfield trucking operating costs for the Current Quarter increased $9.4 million, or 23%, to $51.0 million from $41.6 million for the Prior Quarter. The increase was primarily due to the growth of our fluid handling services. Our fluid handling services operating costs increased approximately $11.4 million from the Prior Quarter to the Current Quarter. As a percentage of oilfield trucking revenue, oilfield trucking operating costs were 81% and 74% for the Current Quarter and Prior Quarter, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to an increase in labor related costs due to the competitive market for trucking labor. As a percentage of oilfield trucking revenues, labor related costs were 39% and 33% for the Current Quarter and Prior Quarter, respectively.

•

Other Operations. For the Current Quarter, operating costs for our other operations increased $3.6 million, or 12%, to $33.3 million from $29.7 million for the Prior Quarter. The increase was primarily due to an increase in demand for our large natural gas compressors, which resulted in higher costs of goods sold. We sold natural gas compressor packages with total horsepower of approximately 37,990 and 29,085 in the Current Quarter and Prior Quarter, respectively. As a percentage of compression manufacturing revenues, compression manufacturing costs were 84% and 88% in the Current Quarter and Prior Quarter, respectively.

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Prior Quarter was $72.5 million and $55.4 million, respectively. The increase reflects the additional investments in our asset base as a result of capital expenditures. As a percentage of revenues, depreciation and amortization expense was 12% and 11% for the Current Quarter and Prior Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Prior Quarter were $20.9 million and $16.7 million, respectively. The increase was due primarily to an increase in corporate overhead allocated from Chesapeake and employee retirement and other termination benefits of approximately $0.7 million in the Current Quarter. The indirect corporate overhead covers costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on the historical averages of costs incurred on our behalf. These charges from Chesapeake were $15.7 million and $12.4 million for the Current Quarter and Prior Quarter, respectively. As a percentage of revenues, general and administrative expenses were 4% and 3% for the Current Quarter and Prior Quarter, respectively.

Gains on Sales of Property and Equipment. We recorded net gains on the sales of property and equipment of $1.7 million and $0.1 million during the Current Quarter and Prior Quarter, respectively.

Impairments and Other. We recorded impairments and other of $6.7 million and $21.9 million during the Current Quarter and Prior Quarter, respectively. As of June 30, 2013, we had identified five drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs. We recorded impairment charges of $3.4 million during the Current Quarter related to certain of these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. We also repurchased two leased drilling rigs for approximately $0.5 million and recognized lease termination costs of approximately $0.1 million, which was the difference between the purchase price pursuant to the repurchase agreement and the estimated fair value of the drilling rigs. We identified certain other property and equipment as of June 30, 2013 that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $3.2 million during the Current Quarter related to these assets as the difference between the carrying value of $3.9 million and an estimated fair value of $0.7 million.

In the Prior Quarter, we identified four drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this expected demand. We recorded impairment charges of $14.4 million during the Prior Quarter related to such rigs with a carrying amount of $32.4 million and an estimated fair value of $17.5 million. We also identified certain excess drill pipe that had become obsolete due to Chesapeake’s transition to liquids-focused drilling and reduced natural gas drilling. We recorded impairment charges of $7.5 million during the Prior Quarter related to such drill pipe with a carrying amount of $12.9 million and an estimated fair value of $5.4 million.

Interest Expense. Interest expense for the Current Quarter and Prior Quarter was $14.1 million and $12.4 million, respectively. The increase was primarily due to an increase in our average outstanding long-term debt from $866.9 million to $1.053 billion, which was partially offset by a decrease in our average effective interest rate.

(Loss) Income from Equity Investees. (Loss) income from equity investees was ($1.1) million and $0.6 million for the Current Quarter and Prior Quarter, respectively, which was a result of our investments in Maalt Specialized Bulk, L.L.C. (“Maalt”) and Big Star Crude Co., L.L.C. (“Big Star”). During the Current Quarter, we entered into an agreement with Big Star to redeem our membership interest in Big Star. We estimate that the fair value of our investment in Big Star was approximately $4.2 million as of June 30, 2013, which was below the carrying value of the investment and resulted in a non-cash impairment charge of $1.8 million.

Other (Expense) Income. Other (expense) income was ($0.1) million and $0.7 million for the Current Quarter and Prior Quarter, respectively.

Income Tax Expense. We recorded income tax expense of $4.9 million and $25.2 million for the Current Quarter and Prior Quarter, respectively. The $20.3 million decrease in income tax expense recorded for the Current Quarter was primarily the result of a decrease in net income before taxes of $50.4 million from the Prior Quarter to the Current Quarter. Our effective income tax rate for the Current Quarter and Prior Quarter was 40%. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.

Results of Operations—Six Months Ended June 30, 2013 vs. June 30, 2012

The following table sets forth our condensed consolidated statements of operations for the Current Period and Prior Period.

	Six Months Ended
	June 30,
	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$1,057,736	$900,621
Revenues from third parties	69,215	51,066

Total Revenues	1,126,951	951,687

Operating Expenses:
Operating costs	872,433	664,186
Depreciation and amortization	142,601	109,082
General and administrative, including expenses from affiliates	41,413	32,339
Gains on sales of property and equipment	(1,371)	(1,363)
Impairments and other	6,741	22,980

Total Operating Expenses	1,061,817	827,224

Operating Income	65,134	124,463

Other Income (Expense):
Interest expense	(28,149)	(25,022)
(Loss) income from equity investees	(1,173)	394
Other income	461	837

Total Other Expense	(28,861)	(23,791)

Income Before Income Taxes	36,273	100,672
Income Tax Expense	14,866	40,571

Net Income	$21,407	$60,101

Revenues. For the Current Period and Prior Period, revenues were $1.127 billion and $951.7 million, respectively. The $175.3 million increase was primarily due to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing revenues of approximately $313.3 million, partially offset by decreases in revenues of $126.5 million and $48.2 million for our drilling and oilfield rental segments, respectively. The decrease in revenues for our drilling and oilfield rental segments was due primarily to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet and pricing pressure for these segments. The majority of our revenues are derived from Chesapeake and its working interest partners. Our revenues for the Current Period and Prior Period are detailed below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Drilling	$374,235	$500,695
Hydraulic fracturing	465,291	151,984
Oilfield rentals	89,290	137,521
Oilfield trucking	124,120	100,798
Other operations	74,015	60,689

Total	$1,126,951	$951,687

•

Drilling. Drilling revenues for the Current Period decreased $126.5 million, or 25%, to $374.2 million from $500.7 million for the Prior Period. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 110 in the Prior Period to 79 in the Current Period, largely due to the sale of 26 drilling rigs during 2012 and the first half of 2013 as part of our ongoing strategic positioning process. We also experienced a decrease in the utilization rate of our marketable drilling rigs from 98% in the Prior Period to 96% in the Current Period. The decrease in our revenues from Chesapeake was partially offset by an increase in revenues from third parties of $14.1 million from the Prior Period to the Current Period.

•

Hydraulic Fracturing. Hydraulic fracturing revenues for the Current Period increased $313.3 million, or 206%, to $465.3 million from $152.0 million for the Prior Period. This increase was due to an increase in the number of completed stages from 988 in the Prior Period to 3,372 in the Current Period, partially offset by a 10% decrease in revenue per stage from the Prior Period to the Current Period.

•

Oilfield Rentals. Oilfield rental revenues for the Current Period decreased $48.2 million, or 35%, to $89.3 million from $137.5 million for the Prior Period. The decrease was primarily due to a lower utilization as a result of Chesapeake’s reduction in drilling and completion activity and pricing pressure for certain of our services. The utilization of our oilfield rental equipment has historically correlated with fluctuations in Chesapeake’s drilling and completion activity.

•

Oilfield Trucking. Oilfield trucking revenues for the Current Period increased $23.3 million, or 23%, to $124.1 million from $100.8 million for the Prior Period. These increases were primarily due to the expansion of our crude hauling fleet, partially offset by lower revenues from our rig relocation services. Our fluid handling services revenues increased approximately $32.4 million from the Prior Period to the Current Period.

•

Other Operations. Our other operations consist primarily of our natural gas compression unit manufacturing business and corporate functions, including our 2019 Senior Notes and revolving bank credit facility. For the Current Period, revenues from our other operations increased $13.3 million, or 22%, to $74.0 million from $60.7 million for the Prior Period. The increase was primarily due to an increase in demand for our large natural gas compressors. We sold natural gas compressor packages with total horsepower of approximately 72,770 and 54,495 in the Current Period and Prior Period, respectively.

Operating Costs. Operating costs for the Current Period and Prior Period were $872.4 million and $664.2 million, respectively. The increase in operating costs was due primarily to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing operating costs of approximately $270.8 million, partially offset by decreases in operating costs of $70.5 million and $24.7 million for our drilling and oilfield rental segments, respectively. The decrease in operating costs for our drilling and oilfield rental segments was due primarily to an overall reduction in drilling and completion activity by Chesapeake and a decrease in the size of our drilling rig fleet. As a percentage of revenues, operating costs were 77% and 70% for the Current Period and Prior Period, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to lower utilization rates and pricing pressure for certain segments, which compressed margins. Our operating costs for the Current Period and Prior Period are detailed below:

	Six Months Ended June 30,
	2013	2012
	(in thousands)
Drilling	$285,371	$355,915
Hydraulic fracturing	367,586	96,787
Oilfield rentals	54,460	79,199
Oilfield trucking	102,147	76,501
Other operations	62,869	55,784

Total	$872,433	$664,186

•

Drilling. Drilling operating costs for the Current Period decreased $70.5 million, or 20%, to $285.4 million from $355.9 million for the Prior Period. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 110 in the Prior Period to 79 in the Current Period, largely due to the sale of 26 drilling rigs during 2012 and the first half of 2013 as part of our ongoing strategic positioning process. We experienced a decrease in the utilization rate of our marketable drilling rigs from 98% in the Prior Period to 96% in the Current Period. The decrease in our average number of operating rigs and utilization resulted in lower labor related costs, repairs and maintenance and other operating costs. Our average employee headcount decreased 22% from the Prior Period to the Current Period. As a percentage of drilling revenues, drilling operating costs increased from 71% in the Prior Period to 76% in the Current Period. The increase in drilling operating costs as a percentage of drilling revenues was primarily attributable to Chesapeake’s reduction in drilling activity and pricing pressure, which resulted in the spreading of certain fixed costs over a smaller revenue base.

•

Hydraulic Fracturing. Hydraulic fracturing operating costs for the Current Period were $367.6 million compared to $96.8 million for the Prior Period. This increase was primarily due to an increase in the number of completed stages from 988 in the Prior Period to 3,372 in the Current Period. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs increased from 64% in the Prior Period to 79% in the Current Period. This increase was primarily attributable to pricing pressure for our hydraulic fracturing services and an increase in supplies expense. Revenue per stage decreased 10% from the Prior Period to the Current Period. As a percentage of hydraulic fracturing revenues, supplies expense was 49% in the Current Period and 39% in the Prior Period. These increases were partially offset by a reduction in labor related costs as a percentage of hydraulic fracturing revenues from 11% in the Prior Period to 7% in the Current Period.

•

Oilfield Rentals. Oilfield rental operating costs for the Current Period decreased $24.7 million, or 31%, to $54.5 million from $79.2 million for the Prior Period. The decrease was primarily due to an overall reduction in drilling and completion activity by Chesapeake which resulted in lower labor related costs, supplies, repairs and maintenance, freight and third party expenses. Our average oilfield rental employee headcount decreased 14% from the Prior Period to the Current Period. As a percentage of oilfield rental revenues, oilfield rental operating costs were 61% and 58% for the Current Period and Prior Period, respectively. The increase in oilfield rental operating costs as a percentage of oilfield rental revenues from the Prior Period to the Current Period was primarily attributable to pricing pressure for certain services, which compressed margins. As a percentage of oilfield rental revenues, labor related costs were 27% and 22% for the Current Period and Prior Period, respectively.

•

Oilfield Trucking. Oilfield trucking operating costs for the Current Period increased $25.6 million, or 34%, to $102.1 million from $76.5 million for the Prior Period. The increase was primarily due to the growth of our fluid handling services. Our fluid handling services operating costs increased approximately $24.9 million from the Prior Period to the Current Period. As a percentage of oilfield trucking revenue, oilfield trucking operating costs were 82% and 76% for the Current Period and Prior Period, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to an increase in labor related costs due to the competitive market for trucking labor. As a percentage of oilfield trucking revenues, labor related costs were 39% and 34% for the Current Period and Prior Period, respectively.

•

Other Operations. For the Current Period, operating costs for our other operations increased $7.1 million, or 13%, to $62.9 million from $55.8 million for the Prior Period. The increase was primarily due to an increase in demand for our large natural gas compressors, which resulted in higher costs of goods sold. We sold natural gas compressor packages with total horsepower of approximately 72,770 and 54,495 in the Current Period and Prior Period, respectively. As a percentage of compression manufacturing revenues, compression manufacturing costs were 84% and 86% in the Current Period and Prior Period, respectively.

Depreciation and Amortization. Depreciation and amortization for the Current Period and Prior Period was $142.6 million and $109.1 million, respectively. The increase reflects the additional investments in our asset base as a result of capital expenditures. As a percentage of revenues, depreciation and amortization expense was 13% and 11% for the Current Period and Prior Period, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Period and Prior Period were $41.4 million and $32.3 million, respectively. The increase was due primarily to an increase in corporate overhead allocated from Chesapeake and employee retirement and other termination benefits of approximately $3.0 million in the Current Period. The indirect corporate overhead covers costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on the historical averages of costs incurred on our behalf. These charges from Chesapeake were $28.7 million and $23.6 million for the Current Period and Prior Period, respectively. As a percentage of revenues, general and administrative expenses were 4% and 3% for the Current Period and Prior Period, respectively.

Gains on Sales of Property and Equipment. We recorded net gains on the sales of property and equipment of $1.4 million during the Current Period and Prior Period.

Impairments and Other. We recorded impairments and other of $6.7 million and $23.0 million during the Current Period and Prior Period, respectively. As of June 30, 2013, we had identified five drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs. We recorded impairment charges of $3.4 million during the Current Period related to certain of these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. We also repurchased two leased drilling rigs for approximately $0.5 million and recognized lease termination costs of approximately $0.1 million, which was the difference between the purchase price pursuant to the repurchase agreement and the estimated fair value of the drilling rigs. We identified certain other property and equipment as of June 30, 2013 that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $3.2 million during the Current Period related to these assets as the difference between the carrying value of $3.9 million and an estimated fair value of $0.7 million.

In the Prior Period, we identified four drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this expected demand. We recorded impairment charges of $14.9 million during the Prior Period related to such rigs with a carrying amount of $32.4 million and an estimated fair value of $17.5 million. We also identified certain excess drill pipe that had become obsolete due to Chesapeake’s transition to liquids-focused drilling and reduced natural gas drilling. We recorded impairment charges of $7.5 million during the Prior Period related to such drill pipe with a carrying amount of $12.9 million and an estimated fair value of $5.4 million. We recorded additional impairments of $0.6 million during the Prior Period related to obsolescence.

Interest Expense. Interest expense for the Current Period and Prior Period was $28.1 million and $25.0 million, respectively. The increase was primarily due to an increase in our average outstanding long-term debt from $795.5 million to $1.059 billion, which was partially offset by a decrease in our average effective interest rate and an increase in capitalized interest.

(Loss) Income from Equity Investees. (Loss) income from equity investees was ($1.2) million and $0.4 million for the Current Period and Prior Period, respectively, which was a result of our investments in Maalt and Big Star. During the Current Period, we entered into an agreement with Big Star to redeem our membership interest in Big Star. We estimate that the fair value of our investment in Big Star was approximately $4.2 million as of June 30, 2013, which was below the carrying value of the investment and resulted in a non-cash impairment charge of $1.8 million.

Other Income. Other income was $0.5 million and $0.8 million for the Current Period and Prior Period, respectively.

Income Tax Expense. We recorded income tax expense of $14.9 million and $40.6 million for the Current Period and Prior Period, respectively. The $25.7 million decrease in income tax expense recorded for the Current Period was primarily the result of a decrease in net income before taxes of $64.4 million from the Prior Period to the Current Period. Our effective income tax rate for the Current Period and Prior Period was 41% and 40%, respectively. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.

Off-Balance Sheet Arrangements

In a series of transactions beginning in 2006, we sold 94 drilling rigs (of which 28 rigs have been repurchased) and related equipment and entered into master lease agreements under which we agreed to lease the rigs from the buyers for initial terms ranging from five to ten years. For more information regarding the terms of the sale-leaseback transactions, please see Note 5 “Commitments and Contingencies” to our unaudited condensed consolidated financial statements included in Item 1 of Part I of this report.

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards and other physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake increases by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. These leases are being accounted for as operating leases.

As of June 30, 2013, we were party to six lease agreements with various third parties to lease rail cars for initial terms of three to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of June 30, 2013 under our operating leases are presented below:

	June 30, 2013
	Rigs	Real Property	Rail Cars	Total
	(in thousands)
2013	$46,013	$7,423	$3,343	$56,779
2014	82,329	14,847	6,685	103,861
2015	37,124	—	5,823	42,947
2016	67,512	—	5,823	73,335
2017	20,850	—	2,168	23,018
After 2017	6,173	—	2,167	8,340

Total	$260,001	$22,270	$26,009	$308,280

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of June 30, 2013, we had $44.0 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2013.

In October 2011, we entered into an agreement to acquire 49% of the membership interest in Maalt. Under the agreement, we could be required to make future additional payments not to exceed $3.0 million which are contingent upon Maalt meeting certain financial and operational performance targets. Each year in the three-year period beginning December 6, 2011, we will determine whether Maalt has met the specified performance targets for the preceding year. If Maalt has met the specified performance targets for the preceding year, we will make payments for such year based upon the number of specified performance targets met. As of June 30, 2013, we had accrued $0.3 million for future payments pursuant to this agreement.

We have also entered into a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Period or Current Quarter.

Critical Accounting Policies

Our unaudited condensed consolidated financial statements are prepared in accordance with generally accepted accounting principles, which require us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reported periods.

Property and Equipment

Property and equipment are carried at cost less accumulated depreciation. Depreciation is calculated using the straight-line method, based on estimates, assumptions and judgments relative to the assets’ estimated useful lives and salvage values. These estimates are based on various factors, including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets. Upon the disposition of an asset, we eliminate the cost and related accumulated depreciation and include any resulting gain or loss in the consolidated statements of operations as (gains) losses on the sale of property and equipment. Expenditures for maintenance and repairs that do not add capacity or extend the useful life of an asset are expensed as incurred.

Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using a weighted average interest rate based on our outstanding borrowings until the underlying assets are placed into service. The capitalized interest is added to the cost of the assets and amortized to depreciation expense over the useful life of the assets.

Impairment of Long-Lived Assets

We review our long-lived assets, such as property and equipment, whenever, in management’s judgment, events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment include a significant decrease in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of the future undiscounted cash flows of the asset. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair market value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows.

Goodwill, Intangible Assets and Amortization

Goodwill represents the cost in excess of fair value of the net assets of businesses acquired. Goodwill is not amortized. Intangible assets with finite lives are amortized on a basis that reflects the pattern in which the economic benefits of the intangible assets are realized, which is generally on a straight-line basis over an asset’s estimated useful life.

We review goodwill for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. However, if we conclude otherwise, accounting guidance requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

When estimating fair values of a reporting unit for our goodwill impairment test, we use the income approach. The income approach provides an estimated fair value based on the reporting unit’s anticipated cash flows that are discounted using a weighted average cost of capital rate. Estimated cash flows are primarily based on projected revenues, operating expenses and capital expenditures and are discounted using comparable industry average rates for weighted average cost of capital.

Revenue Recognition

Substantially all of our revenues are derived from affiliates. We recognize revenue when services are performed, collection of receivables is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Drilling. We earn revenues by drilling oil and natural gas wells for our customers under daywork contracts. We recognize revenue on daywork contracts for the days completed based on the dayrate each contract specifies. Payments received and costs incurred for mobilization services are recognized as earned over the days of mobilization.

Hydraulic Fracturing. We recognize revenue upon the completion of each fracturing stage. We typically complete one or more fracturing stages per day per active crew during the course of a job. A stage is considered complete when the customer requests or the job design dictates that pumping discontinue for that stage. Invoices typically include a lump sum equipment charge determined by the rate per stage each contract specifies and product charges for sand, chemicals and other products actually consumed during the course of providing our services.

Oilfield Rentals. We rent many types of oilfield equipment, including drill pipe, drill collars, tubing, blowout preventers, frac tanks, mud tanks and environmental containment. We also provide air drilling, flowback services and services associated with the transfer of water to the wellsite for well completions. We price our rentals and services by the day or hour based on the type of equipment rented and the services performed and recognize revenue ratably over the term of the rental.

Oilfield Trucking. Oilfield trucking provides rig relocation and logistics services as well as fluid handling services. Our trucks move drilling rigs, crude oil, other fluids and construction materials to and from the wellsite and also transport produced water from the wellsite. We price these services by the hour and volume and recognize revenue as services are performed.

Other Operations. We design, engineer and fabricate natural gas compression packages, accessories and related equipment that we sell to Chesapeake and third parties. We price our compression units based on certain specifications such as horsepower, stages and additional options. We recognize revenue upon completion and transfer of ownership of the natural gas compression equipment.

Income Taxes

Chesapeake and its subsidiaries historically have filed a consolidated federal income tax return and other state returns as required. COO and its subsidiaries (other than COF) are limited liability companies, and as a result, all income, expenses, gains, losses and tax credits generated flow through to their respective members or partners. Because these items of income or loss ultimately flow up to Chesapeake’s corporate tax return, we have reported income taxes on a separate return basis for COO and all of our subsidiaries. Accordingly, we have recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for all our subsidiaries as if each entity were a corporation, regardless of its actual characterization for U.S. federal income tax purposes. Any current taxes resulting from application of the separate return method will be paid in cash unless limited by the terms of our Indenture or revolving bank credit facility, in which case such amounts will be treated as a capital contribution.

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. We had no valuation allowance as of June 30, 2013 and December 31, 2012.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions as of June 30, 2013 and December 31, 2012.

Forward-Looking Statements

Certain statements contained in this report constitute forward-looking statements. These statements relate to future events or our future performance. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “will,” “project,” “predict,” “potential,” “targeting,” “intend,” “could,” “might,” “should,” “believe” and similar expressions. These statements involve known and unknown risks, uncertainties and other facts that may cause actual results or events to differ materially from those anticipated in such forward-looking statements. We believe the expectations reflected in these forward-looking statements are reasonable, but we cannot assure you that these expectations will prove to be correct. You should not place undue reliance on forward-looking statements included in this report.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	dependence on Chesapeake for a substantial majority of our revenues;

•	Chesapeake’s expenditures for oilfield services;

•	the limitations that Chesapeake’s and our own level of indebtedness may have on our financial flexibility;

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and other equipment;

•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions; and

•	legislative or regulatory changes, including changes in environmental regulations, environmental risks and liability under federal and state environmental laws and regulations.

If one or more events related to these or other risks and uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. Except as may be required by law, we do not intend, and do not assume any obligation, to update any forward-looking statements.

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk

Historically, we have provided substantially all of our oilfield services to Chesapeake. For the Current Quarter, Prior Quarter, Current Period and Prior Period, Chesapeake accounted for approximately 93%, 95%, 94% and 95% of our revenues, respectively. Sustained low natural gas prices, as has been the case recently, and volatile commodity prices in general, could have a material adverse effect on Chesapeake’s and our financial position, results of operations and cash flows, which could adversely impact our ability to comply with financial covenants under our revolving bank credit facility and further limit our ability to fund our planned capital expenditures.

Changes in interest rates affect the amount of interest we earn on our cash, cash equivalents and short-term investments and the interest rate we pay on borrowings under our revolving bank credit facility. We have borrowings outstanding under and may in the future borrow under fixed rate and variable rate debt instruments that give rise to interest rate risk. For fixed rate debt, changes in interest rates generally affect the fair value of the debt instrument, but not our earnings or cash flows. Conversely, for variable rate debt, changes in interest rates generally do not impact the fair value of the debt instrument, but may affect our future earnings and cash flows. Our fuel costs, which consist primarily of diesel fuel used by our various trucks and other equipment, can expose us to commodity price risk and, as our hydraulic fracturing operations grow, we will face increased risks associated with the prices of materials used in hydraulic fracturing such as sand and chemicals. The prices for fuel and these materials can be volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages.

Our primary exposure to interest rate risk results from outstanding borrowings under our revolving bank credit facility. Outstanding borrowings under our revolving bank credit facility bear interest at our option at either (a) the greater of the reference rate of Bank of America, N.A., the federal funds effective rate plus 0.50%, and one-month LIBOR plus 1.00%, all of which are subject to a margin that varies from 1.00% to 1.75% per annum, according to our leverage ratio, or (b) the Eurodollar rate, which is based on LIBOR plus a margin that varies from 2.00% to 2.75% per annum, according to our leverage ratio. A one percentage point increase or decrease in interest rate payable on our revolving bank credit facility would have resulted in a $2.2 million increase or decrease in net income for the year ended December 31, 2012.

ITEM 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of June 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended June 30, 2013 which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Registration Statement on Form S-4 (Commission File No. 333-187766) filed with the SEC on May 30, 2013. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Articles of Organization of Chesapeake Oilfield Operating, L.L.C.	S-4	333-187766	3.1	5/30/2013

3.2	Operating Agreement of Chesapeake Oilfield Operating, L.L.C.	S-4	333-187766	3.2	5/30/2013

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.1	Interactive data files pursuant to Rule 405 of Regulation S-T						†

†	Pursuant to Rule 406T of Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 14, 2013	Chesapeake Oilfield Operating, L.L.C.

	By:	/s/ Jerry L. Winchester
Jerry L. Winchester
Chief Executive Officer

	By:	/s/ Cary D. Baetz
Cary D. Baetz
Chief Financial Officer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
3.1	Articles of Organization of Chesapeake Oilfield Operating, L.L.C.	S-4	333-187766	3.1	5/30/2013

3.2	Operating Agreement of Chesapeake Oilfield Operating, L.L.C.	S-4	333-187766	3.2	5/30/2013

12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934					X

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002						X

101.1	Interactive data files pursuant to Rule 405 of Regulation S-T						†

†	Pursuant to Rule 406T of Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.