Form 10-Q
period 2013-09-30
CHESAPEAKE OILFIELD OPERATING LLC
filed 2013-11-13
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2013

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
______________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

CHESAPEAKE OILFIELD OPERATING, L.L.C.
Condensed Consolidated Balance Sheets
(unaudited)

	September 30, 2013	December 31, 2012
	(in thousands)
Assets:
Current Assets:
Cash	$2,345	$1,227
Accounts receivable, net of allowance of $545 and $496 at September 30, 2013 and December 31, 2012, respectively	46,939	25,910
Affiliate accounts receivable	351,136	337,705
Inventory	53,559	52,228
Deferred income tax asset	2,709	3,305
Prepaid expenses and other	20,479	24,484
Total Current Assets	477,167	444,859
Property and Equipment:
Property and equipment, at cost	2,115,120	2,096,150
Less: accumulated depreciation	(715,342)	(541,117)
Property and equipment held for sale, net	25,500	26,486
Total Property and Equipment, Net	1,425,278	1,581,519
Other Assets:
Investments	13,240	18,216
Goodwill	42,447	42,447
Intangible assets, net	8,417	11,382
Deferred financing costs	14,816	16,741
Other long-term assets	4,760	4,347
Total Other Assets	83,680	93,133
Total Assets	$1,986,125	$2,119,511
Liabilities and Equity:
Current Liabilities:
Accounts payable	$35,227	$28,810
Affiliate accounts payable	43,109	31,592
Other current liabilities	222,311	228,342
Total Current Liabilities	300,647	288,744
Long-Term Liabilities:
Deferred income tax liabilities	152,490	149,932
Senior notes	650,000	650,000
Revolving credit facility	285,500	418,200
Other long-term liabilities	12,207	15,818
Total Long-Term Liabilities	1,100,197	1,233,950
Commitments and Contingencies (Note 5)
Owner’s Equity	585,281	596,817
Total Liabilities and Equity	$1,986,125	$2,119,511

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
Condensed Consolidated Statements of Operations
(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$476,951	$458,202	$1,534,687	$1,358,312
Revenues from third parties	73,452	28,579	142,667	80,156
Total Revenues	550,403	486,781	1,677,354	1,438,468
Operating Expenses:
Operating costs	451,532	360,183	1,323,964	1,024,368
Depreciation and amortization	72,983	56,852	215,584	165,935
General and administrative, including expenses from affiliates (Notes 1 and 10)	18,863	17,756	60,276	50,096
(Gains) losses on sales of property and equipment	(265)	7,128	(1,636)	5,765
Impairments and other	23,626	30,689	30,367	53,669
Total Operating Expenses	566,739	472,608	1,628,555	1,299,833
Operating (Loss) Income	(16,336)	14,173	48,799	138,635
Other Income (Expense):
Interest expense	(14,028)	(14,323)	(42,177)	(39,344)
Income (loss) from equity investees	262	(264)	(910)	129
Other income	123	69	584	906
Total Other Expense	(13,643)	(14,518)	(42,503)	(38,309)
(Loss) Income Before Income Taxes	(29,979)	(345)	6,296	100,326
Income Tax (Benefit) Expense	(11,295)	(139)	3,571	40,431
Net (Loss) Income	$(18,684)	$(206)	$2,725	$59,895

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
Condensed Consolidated Statement of Changes in Equity
(unaudited)

Owner’s Equity
(in thousands)
Balance at December 31, 2012	$596,817
Net income	2,725
Distributions to owner	(14,261)
Balance at September 30, 2013	$585,281

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
Condensed Consolidated Statements of Cash Flows
(unaudited)

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET INCOME	$2,725	$59,895
ADJUSTMENTS TO RECONCILE NET INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	215,584	165,935
Amortization of sale/leaseback gains	(4,613)	(7,630)
Amortization of deferred financing costs	2,191	2,178
(Gains) losses on sales of property and equipment	(1,636)	5,765
Impairments	30,260	28,815
Loss (income) from equity investees	910	(129)
Deferred income tax expense	2,918	39,869
Other	1,106	376
Changes in operating assets and liabilities	27,130	(151,983)
Net cash provided by operating activities	276,575	143,091
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(174,324)	(472,661)
Proceeds from sales of assets	42,955	33,795
Proceeds from sale of investment	2,790	—
Additions to investments	(387)	(1,720)
Net cash used in investing activities	(128,966)	(440,586)
CASH FLOWS FROM FINANCING ACTIVITIES:
Distributions to owner	(14,261)	(10,080)
Borrowings from revolving credit facility	824,600	1,059,500
Payments on revolving credit facility	(957,300)	(752,000)
Other	470	—
Net cash (used in) provided by financing activities	(146,491)	297,420
Net increase (decrease) in cash	1,118	(75)
Cash, beginning of period	1,227	530
Cash, end of period	$2,345	$455

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in other current liabilities related to purchases of property and equipment	$(52,984)	$21,297
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest, net of amount capitalized	$30,576	$27,426

The accompanying notes are an integral part of these condensed consolidated financial statements.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Organization, Basis of Presentation and Nature of Business

Organization

Chesapeake Oilfield Operating, L.L.C. (“COO,” “we,” “us,” “our” or “ours”) is an Oklahoma limited liability company formed in September 2011 to own and operate the oilfield services companies of Chesapeake Energy Corporation (“Chesapeake”). We conduct operations through the following wholly owned and consolidated subsidiaries: Nomac Drilling, L.L.C., Nomac Services, L.L.C., Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC (“WWS”), Thunder Oilfield Services, L.L.C., Hodges Trucking Company, L.L.C., Oilfield Trucking Solutions, L.L.C., Great Plains Oilfield Rental, L.L.C., Keystone Rock & Excavation, L.L.C., Compass Manufacturing, L.L.C. and Mid-States Oilfield Supply LLC.

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes present COO’s financial position as of September 30, 2013 and December 31, 2012, results of operations for the three and nine months ended September 30, 2013 and 2012, changes in equity for the nine months ended September 30, 2013 and cash flows for the nine months ended September 30, 2013 and 2012. These notes relate to the three and nine months ended September 30, 2013 (the “Current Quarter” and “Current Period,” respectively) and the three and nine months ended September 30, 2012 (the “Prior Quarter” and “Prior Period,” respectively). All significant intercompany accounts and transactions within COO have been eliminated.

Chesapeake Oilfield Finance, Inc. (“COF”) is a 100% owned finance subsidiary of COO that was incorporated for the purpose of facilitating the offering of COO’s 6.625% Senior Notes due 2019 (see Note 3). COF does not have any operations or revenues.

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

Chesapeake provides cash management services to COO through a centralized treasury system. Transactions between COO and Chesapeake have been identified in the financial statements as transactions with affiliates (see Note 10).

The accompanying condensed consolidated financial statements include charges from Chesapeake for indirect corporate overhead to cover costs of functions such as legal, accounting, treasury, environmental, safety, information technology and other corporate services. These charges from Chesapeake were $13.8 million, $13.2 million, $42.5 million and $36.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Management believes that the allocated charges are representative of the costs and expenses incurred by Chesapeake on behalf of COO. See Note 10 for a discussion of the methods of allocation.

Nature of Business

We provide a wide range of wellsite services and equipment, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal and manufacturing of natural gas compressor packages. We conduct our operations in Colorado, Kansas, Louisiana, Montana, New Mexico, North Dakota, Ohio, Oklahoma, Pennsylvania, Texas, West Virginia, Wisconsin and Wyoming. As of September 30, 2013, our primary owned assets consisted of 50 drilling rigs, nine hydraulic fracturing fleets, 288 rig relocation trucks, 68 cranes and forklifts and 267 fluid hauling trucks. Additionally, we had 66 rigs leased under contracts at September 30, 2013 (see Note 5). Our reportable business segments are drilling, hydraulic fracturing, oilfield rentals, oilfield trucking and other operations (see Note 11).

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

2. Asset Sales, Assets Held for Sale and Impairments and Other

Asset Sales

During the Current Period, we sold 13 drilling rigs and ancillary equipment that were not being utilized in our business for $43.0 million, net of selling expenses. We recorded gains on sales of property and equipment of approximately $0.3 million and $1.6 million related to these asset sales during the Current Quarter and Current Period, respectively. During the Prior Period, we sold nine drilling rigs and ancillary equipment for $33.8 million, net of selling expenses. We recorded losses on sales of property and equipment of approximately $7.1 million and $5.8 million during the Prior Quarter and Prior Period, respectively, related to these asset sales.

Assets Held for Sale

During the Current Quarter, we identified seven drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs. We are required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time they meet the criteria for held for sale accounting. We recorded impairment charges of $19.3 million during the Current Quarter, related to these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. Estimated fair value was based on the expected sales price, less costs to sell. The seven drilling rigs and spare equipment were classified as held for sale as of September 30, 2013 and had a carrying value of approximately $25.5 million, which are included in property and equipment held for sale in our consolidated balance sheet. During the first six months of 2013, we identified five drilling rigs and spare equipment to sell and recorded impairment charges of $3.4 million. During the Prior Quarter, we recorded impairment charges of $5.1 million related to certain drilling rigs and spare equipment that were held for sale. These assets are included in our drilling segment.

Impairments and Other

We review our long-lived assets, such as property and equipment, whenever in management’s judgment events or changes in circumstances indicate the carrying amount of the assets may not be fully recoverable. Factors that might indicate a potential impairment include a significant decrease in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of the undiscounted cash flows of the asset. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair market value of the asset. We measure the fair value of the asset using market prices, appraised value or a value based on an estimate of discounted cash flows.

In the Current Quarter, we identified one drilling rig that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rig in light of this demand. We recorded an impairment charge of $4.3 million during the Current Quarter related to this drilling rig in addition to the impairment charges recorded related to assets held for sale as discussed above. Estimated fair value for the drilling rig was determined using significant unobservable inputs (Level 3) based on a market approach.

During the Current Period, we repurchased two leased drilling rigs for approximately $0.5 million and recognized lease termination costs of approximately $0.1 million. During the Prior Quarter, we repurchased 22 drilling rigs for approximately $52.7 million, which included lease termination costs of approximately $24.9 million. The lease termination costs are included in impairments and other in the condensed consolidated statements of operations.

We identified certain other property and equipment during the Current Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $3.2 million during the Current Period related to these assets based on the difference between the carrying value of $3.9 million and an estimated fair value of $0.7 million. Estimated fair value for the property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach. The property and equipment is included in our other operations segment.

In the Prior Period, we identified four rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this expected demand. We recorded impairment charges of $14.9 million during the Prior Period related to these drilling rigs based on the difference between the carrying value of $32.4 million and an estimated fair value of $17.5 million. Estimated fair value for the drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In the Prior Period, we also identified certain excess drill pipe that had become obsolete. The carrying value of such drill pipe was reduced to fair value, and we recorded impairment charges of $7.5 million related to such drill pipe based on the difference between the carrying amount of $12.9 million and an estimated fair value of $5.4 million. We recorded additional impairments related to obsolescence of $0.1 million, $0.7 million, $0.1 million and $1.3 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

The market approach was based on external industry data for similar equipment. The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment. A prolonged period of lower natural gas and oil prices or additional reduction in capital expenditures by Chesapeake or our third-party customers, and the potential impact of these factors on our utilization and dayrates, could result in the recognition of future impairment charges on the same or additional rigs and other property and equipment if future cash flow estimates, based upon information then available to management, indicate that their carrying value may not be recoverable. As we apply available cash from future asset sales and operations towards reducing our financial leverage, we may incur various cash and noncash charges, including but not limited to, impairments of fixed assets or lease termination costs.

3. Debt

2019 Senior Notes

In October 2011, we issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019 (the “2019 Senior Notes”) in a private placement. We incurred $14.8 million in financing costs related to the 2019 Senior Notes issuance which have been deferred and are being amortized over the life of the 2019 Senior Notes. We used the net proceeds of $637.0 million from the 2019 Senior Notes issuance to pay down a portion of our affiliate debt with Chesapeake. The 2019 Senior Notes will mature on November 15, 2019 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 2019 Senior Notes are guaranteed by all of our existing subsidiaries, other than certain immaterial subsidiaries and COF, which is a co-issuer of the 2019 Senior Notes.

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

Year	Redemption Price
2015	103.313%
2016	101.656%
2017 and thereafter	100.000%

The 2019 Senior Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends, make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. We were in compliance with these covenants as of September 30, 2013. The 2019 Senior Notes also have cross default provisions that apply to other indebtedness COO or any of its guarantor subsidiaries may have from time to time with an outstanding principal amount of $50.0 million or more. If the 2019 Senior Notes achieve an investment grade rating from either Moody’s Investors Service, Inc. (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”), our obligation to comply with certain of these covenants will be suspended, and if the 2019 Senior Notes achieve an investment grade rating from both Moody’s and S&P, then such covenants will terminate.

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

Revolving Credit Facility

In November 2011, we entered into a five-year senior secured revolving bank credit facility (the “Credit Facility”) with total commitments of $500.0 million. We incurred $5.4 million in financing costs related to entering into the Credit Facility which have been deferred and are being amortized over the life of the Credit Facility. The borrowing capacity of the Credit Facility may be increased to $900.0 million at our option, subject to compliance with the restrictive covenants in the Credit Facility and in the Indenture governing our 2019 Senior Notes, as well as lender approval. The maximum amount that we may borrow under the Credit Facility may be subject to limitations due to certain covenants contained in the Credit Facility. As of September 30, 2013, the Credit Facility was not subject to any such limitations and had borrowing capacity of approximately $214.5 million. We use the Credit Facility to fund capital expenditures and for general corporate purposes associated with our operations. Borrowings under the Credit Facility are secured by liens on our equity interests and the equity interests of our current and future guarantor subsidiaries and all of our guarantor subsidiaries’ assets, including real and personal property, and bear interest at our option at either (i) the greater of the reference rate of Bank of America, N.A., the federal funds effective rate plus 0.50%, and one-month LIBOR plus 1.00%, all of which are subject to a margin that varies from 1.00% to 1.75% per annum, according to our leverage ratio, or (ii) the Eurodollar rate, which is based on LIBOR plus a margin that varies from 2.00% to 2.75% per annum, according to our leverage ratio. The unused portion of the Credit Facility is subject to a commitment fee that varies from 0.375% to 0.50% per annum, according to our leverage ratio. We recorded commitment fee expense of $0.2 million, $0.2 million, $0.5 million and $1.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Interest is payable quarterly or, if LIBOR applies, it may be payable at more frequent intervals. COO is the borrower under the Credit Facility.

The Credit Facility contains various covenants and restrictive provisions which limit our and our restricted subsidiaries’ ability to enter into asset sales, incur additional indebtedness, make investments or loans and create liens. The Credit Facility requires maintenance of a leverage ratio based on the ratio of lease-adjusted indebtedness to earnings before interest, taxes, depreciation, amortization and rental expense (EBITDAR), a senior secured leverage ratio based on the ratio of secured indebtedness to EBITDA and a fixed charge coverage ratio based on the ratio of EBITDAR to lease-adjusted interest expense, in each case as defined in the Credit Facility agreement. We were in compliance with all covenants under the agreement as of September 30, 2013. If we or our restricted subsidiaries should fail to perform our obligations under the agreement, the Credit Facility could be terminated and any outstanding borrowings under the Credit Facility could be declared immediately due and payable. Such acceleration, if involving a principal amount of $50.0 million or more, would constitute an event of default under the Indenture, which could in turn result in the acceleration of our 2019 Senior Notes. The Credit Facility also contains cross default provisions that apply to other indebtedness, including our 2019 Senior Notes, that we and our restricted subsidiaries may have from time to time with an outstanding principal amount in excess of $15.0 million.

No scheduled principal payments are required on any of our long-term debt until November 2016, when our Credit Facility becomes due.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Other Current and Long-Term Liabilities

Other current and long-term liabilities as of September 30, 2013 and December 31, 2012 are detailed below:

	September 30, 2013	December 31, 2012
	(in thousands)
Other Current Liabilities:
Operating expenditures	$116,990	$85,231
Payroll related	33,137	37,828
Self-insurance reserves	27,404	25,907
Interest	16,673	7,266
Property, sales, use and other taxes	13,474	4,503
Property and equipment	8,483	61,467
Deferred gain on sale/leasebacks	6,150	6,140
Total Other Current Liabilities	$222,311	$228,342
Other Long-Term Liabilities:
Deferred gain on sale/leasebacks	$10,647	$15,270
Other	1,560	548
Total Other Long-Term Liabilities	$12,207	$15,818

5. Commitments and Contingencies

Rent expense for rigs, real property and rail cars for the Current Quarter, Prior Quarter, Current Period and Prior Period was $28.8 million, $29.0 million, $87.7 million and $89.0 million, respectively, and was included in operating costs in our condensed consolidated statements of operations.

Rig Leases

In a series of transactions beginning in 2006, we sold 94 drilling rigs (of which 28 rigs have been repurchased) and related equipment and entered into master lease agreements under which we agreed to lease the rigs from the buyers for initial terms ranging from five to ten years. These transactions were recorded as sales and operating leasebacks and any related net gains are being amortized to operating costs over the lease term. The deferred gains, net of fees, are included in other current liabilities and other long-term liabilities on our condensed consolidated balance sheets. We amortized $1.5 million, $3.4 million, $4.6 million and $7.6 million to operating costs related to the deferred gains for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Subsequent to September 30, 2013, we repurchased 13 rigs for approximately $104.7 million, lowering our minimum aggregate undiscounted future rig lease payments by approximately $96.1 million. See Note 13 for further discussion of the repurchases.

Real Property Leases

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards, office space and other physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake will increase by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. These leases are being accounted for as operating leases.

Rail Car Leases

As of September 30, 2013, we were party to six lease agreements with various third parties to lease rail cars for initial terms of three to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. These leases are being accounted for as operating leases.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate undiscounted minimum future lease payments under our operating leases are presented below:

	September 30, 2013
	Rigs	Real Property	Rail Cars	Total
	(in thousands)
2013	$24,739	$4,192	$1,563	$30,494
2014	82,320	16,767	6,218	105,305
2015	37,116	—	5,823	42,939
2016	67,509	—	5,823	73,332
2017	20,850	—	2,168	23,018
After 2017	6,172	—	2,167	8,339
Total	$238,706	$20,959	$23,762	$283,427

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2013, we had $43.0 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2013 and 2014.

In October 2011, we entered into an agreement to acquire 49% of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”) (see Note 7). Maalt provides bulk transportation, transloading and sand hauling services, and its assets consist primarily of trucks and trailers.  Under the agreement, we could be required to make future additional payments not to exceed $3.0 million which are contingent upon Maalt meeting certain financial and operational performance targets. Each year in the three-year period that began December 6, 2011, we will determine whether Maalt has met the specified performance targets for the preceding year. If Maalt has met the specified performance targets for the preceding year, we will make payments for such year based upon the number of specified performance targets met. As of September 30, 2013, we had accrued $0.4 million for future payments pursuant to this agreement.

We have also entered into a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Period.

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

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation expense of $4.1 million, $3.2 million, $11.7 million and $9.1 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

6. Stock-Based Compensation

Chesapeake’s stock-based compensation program consists of restricted stock available to employees and stock options and performance share units (“PSUs”) available to senior management.

Restricted Stock

The fair value of restricted stock awards was determined based on the fair market value of the shares of Chesapeake common stock on the date of the grant. This value is amortized over the vesting period, which is generally four years from the date of the grant. To the extent compensation cost relates to employees directly involved in oilfield services operations, such amounts are charged to us and reflected as operating costs and general and administrative expenses. Included in operating costs and general and administrative expenses is stock-based compensation expense of $3.1 million, $3.2 million, $8.5 million and $9.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Effective January 1, 2012, we reimburse Chesapeake for these costs in accordance with our administrative services agreement. To the extent compensation cost relates to employees indirectly involved in oilfield services operations, such amounts are charged to us through an overhead allocation and are reflected as general and administrative expenses.

A summary of the status and changes of the unvested shares of restricted stock related to employees directly involved in oilfield services operations is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested shares as of January 1, 2013	1,840	$23.27
Granted	998	$19.18
Vested	(614)	$23.34
Forfeited	(247)	$21.43
Unvested shares as of September 30, 2013	1,977	$21.42

The aggregate intrinsic value of restricted stock vested for the Current Period, as reflected in the table above, was approximately $11.9 million based on the market price of Chesapeake’s common stock at the time of vesting.

As of September 30, 2013, there was $35.0 million of total unrecognized compensation cost related to the unvested restricted stock of employees involved directly in oilfield services operations. The cost is expected to be recognized over a weighted average period of approximately three years.

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

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The following table provides information related to stock option activity for the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2013	—	$—	—	$—
Granted	235	$18.97		$
Exercised	—	$—		$
Outstanding at September 30, 2013	235	$18.97	9.30	$1,630
Exercisable at September 30, 2013	—	$—	—	$—

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of September 30, 2013, there was $1.5 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of approximately three years.

Performance Share Units

In January 2012 and January 2013, Chesapeake granted PSUs to a member of COO’s senior management team under a Long Term Incentive Plan that includes both an internal performance measure and an external market condition. The PSUs can only be settled in cash, so they are classified as a liability in our condensed consolidated financial statements and are measured at fair value as of the grant date and re-measured at fair value at the end of each reporting period. Compensation expense is recognized over the vesting period with a corresponding adjustment to the liability.

As of the respective grant dates, the fair value of the 8,475 PSUs issued in 2012 was $0.2 million and the fair value of the 60,130 PSUs issued in 2013 was $1.3 million. As of September 30, 2013, the fair value of the PSUs was $2.3 million. We have recorded $0.1 million as a short-term liability for PSUs that will be settled in January 2014 and $1.0 million as a long-term liability representing the portion of the award that will be settled in January 2015 or thereafter. The remaining $1.2 million relates to PSUs for which the requisite service period has not been completed.

7. Investments

In October 2011, we acquired 49% of the membership interest in Maalt for $12.0 million. We use the equity method of accounting to account for our investment in Maalt, which had a carrying value of $13.2 million as of September 30, 2013. We recorded equity method adjustments to our investment of a nominal amount, ($0.2) million, $0.2 million and $0.3 million for our share of Maalt’s income for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. We also made additional investments of $0.4 million and $0.3 million in the Current Period and Prior Period, respectively. As of September 30, 2013, the carrying value of our investment in Maalt is in excess of the underlying equity in Maalt’s net assets by approximately $11.9 million. This excess is attributable to goodwill recorded on Maalt’s financial statements and is not being amortized.

In August 2011, we entered into an agreement with Big Star Field Services, L.L.C. to form Big Star Crude Co., L.L.C. (“Big Star”), a jointly controlled entity that engages in the commercial trucking business.  During the Current Quarter, Big Star redeemed our membership interest in exchange for $2.8 million in cash, 30 trailers and the assignment to us of 30 leased trucks from Big Star’s fleet. We recognized a loss of $1.8 million in the Current Period related to the redemption, which is included in income (loss) from equity investees on our condensed consolidated statements of operations. Prior to the redemption of our membership interest, we used the equity method of accounting to record our investment in Big Star. We recorded equity method adjustments to our investment of $0.3 million, ($0.1) million, ($1.1) million and ($0.2) million for our share of Big Star’s income (loss) for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

8. Fair Value Measurements

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

	September 30, 2013		December 31, 2012
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
	(in thousands)
Financial liabilities:
Credit Facility	$285,500	$280,561	$418,200	$401,000
2019 Senior Notes	$650,000	$669,500	$650,000	$614,250

9. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from Chesapeake and its affiliates were $351.1 million and $337.7 million as of September 30, 2013 and December 31, 2012, or 88% and 93%, respectively, of our total accounts receivable. Revenues from Chesapeake and its affiliates were $477.0 million, $458.2 million, $1.535 billion and $1.358 billion for the Current Quarter, Prior Quarter, Current Period and Prior Period, or 87%, 94%, 91% and 94%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

10. Transactions with Affiliates

In the normal course of business, we provide wellsite services and equipment, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal services and compressor manufacturing to Chesapeake and its affiliates. Substantially all of our revenues are derived from Chesapeake and its working interest partners (see Note 9).

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

In October 2011, we entered into a services agreement with Chesapeake under which Chesapeake guarantees the utilization of a portion of our drilling rig and hydraulic fracturing fleets during the term of the agreement. Chesapeake guarantees that it will operate, on a daywork basis at market rates, the lesser of 75 of our drilling rigs or 80% of our operational drilling rig fleet, each referred to as a “committed rig.” However, the number of committed rigs will be ratably reduced for each of our drilling rigs that is operated for a third-party customer. In addition, Chesapeake guarantees that each month it will utilize a number of our operational hydraulic fracturing fleets, up to a maximum of 13, to complete a minimum aggregate number of fracturing stages equal to 25 stages per month times the average number of our operational hydraulic fracturing fleets during such month, each referred to as a “committed stage.” However, the number of committed stages per month will be reduced for each stage that we perform for a third-party customer during such month.

If Chesapeake does not meet either the drilling commitment or the stage commitment, it will be required to pay us a non-utilization fee. For each day that a committed rig is not operated, Chesapeake must pay us our average daily operating cost for our operating drilling rigs for the preceding 30 days, plus 20%, and in no event less than $6,600 per day. For each committed stage not performed, Chesapeake must pay us $40,000. The services agreement is subject to the terms of our master services agreement with Chesapeake, has a five-year initial term ending October 25, 2016 and will thereafter automatically extend for successive one-year terms unless we or Chesapeake gives written notice of termination at least 45 days prior to the end of a term; provided, however, that Chesapeake has the right to terminate the agreement, by written notice, within 30 days of our change in control. For purposes of the services agreement, a change of control is deemed to have occurred if Chesapeake no longer beneficially owns at least 51% of our outstanding equity interests. We recorded $1.4 million in revenues for non-utilization fees pursuant to the agreement for the Current Quarter. We did not record any revenues for non-utilization in the Prior Period.

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards and physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake increases by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. We incurred $3.9 million, $3.9 million, $12.3 million and $8.0 million of lease expense for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, under this facilities lease agreement.

Chesapeake provides us with general and administrative services and the services of its employees pursuant to an administrative services agreement entered into in October 2011. These services include legal, accounting, treasury, environmental, safety, information technology and other corporate services. In return for the general and administrative services provided by Chesapeake, we reimburse Chesapeake on a monthly basis for the overhead expenses incurred by Chesapeake on our behalf in accordance with its current allocation policy, which includes costs and expenses incurred in connection with the provision of any of the services under the agreement, including the wages and benefits of Chesapeake employees who perform services on our behalf. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on the historical averages of costs incurred on our behalf. All of the allocations of administrative costs are based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if we had been operating as a stand-alone entity. The administrative services agreement has a five-year initial term and will thereafter automatically extend for successive one-year terms unless we or Chesapeake gives written notice of termination at least one year prior to the end of a term. These charges

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

from Chesapeake were $13.8 million, $13.2 million, $42.5 million and $36.8 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

We are party to a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Period or Prior Period.

11. Segment Information

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

Drilling. Our drilling segment provides land drilling and drilling-related services, including directional drilling, geosteering and mudlogging, for oil and natural gas exploration and development activities. As of September 30, 2013, we owned or leased a fleet of 116 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides hydraulic fracturing and other well stimulation services. Hydraulic fracturing involves pumping fluid down a well casing or tubing under high pressure to cause the underground formation to crack, allowing the oil or natural gas to flow more freely. As of September 30, 2013, we owned nine hydraulic fracturing fleets with an aggregate of 360,000 horsepower.

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

Oilfield Trucking. Our oilfield trucking segment provides drilling rig relocation and logistics services as well as fluid handling services. Our trucks move drilling rigs, crude oil, other fluids and construction materials to and from the wellsite and also transport produced water from the wellsite. As of September 30, 2013, we owned a fleet of 288 rig relocation trucks, 68 cranes and forklifts and 267 fluid hauling trucks.

Other Operations. Our other operations consist primarily of our natural gas compression unit and related oil and gas production equipment manufacturing business and corporate functions, including our 2019 Senior Notes and Credit Facility.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(in thousands)
For The Three Months Ended September 30, 2013:
Revenues	$189,373	$226,922	$36,192	$64,275	$41,854	$(8,213)	$550,403
Intersegment revenues	(1,333)	—	(371)	(1,023)	(5,486)	8,213	—
Total revenues	$188,040	$226,922	$35,821	$63,252	$36,368	$—	$550,403
Depreciation and amortization	33,670	18,156	14,553	6,372	232	—	72,983
Losses (gains) on sales of property and equipment	52	—	(253)	(65)	1	—	(265)
Impairments and other	23,626	—	—	—	—	—	23,626
Interest expense	—	—	—	—	(14,028)	—	(14,028)
(Loss) income from equity investees	—	(28)	—	290	—	—	262
Other (expense) income	(71)	47	81	79	(13)	—	123
(Loss) Income Before Income Taxes	$(14,891)	$2,138	$(3,211)	$2,421	$(16,436)	$—	$(29,979)

For The Three Months Ended September 30, 2012:
Revenues	$225,818	$117,754	$53,537	$62,640	$34,135	$(7,103)	$486,781
Intersegment revenues	(1,390)	—	(379)	(1,016)	(4,318)	7,103	—
Total revenues	$224,428	$117,754	$53,158	$61,624	$29,817	$—	$486,781
Depreciation and amortization	29,069	6,313	14,957	6,334	179	—	56,852
Losses (gains) on sales of property and equipment	8,954	(6)	(1,595)	(225)	—	—	7,128
Impairments	30,689	—	—	—	—	—	30,689
Interest expense	—	—	—	—	(14,323)	—	(14,323)
Loss from equity investees	—	(198)	—	(66)	—	—	(264)
Other (expense) income	(82)	2	70	56	23	—	69
(Loss) Income Before Income Taxes	$(20,001)	$18,958	$6,825	$7,463	$(13,590)	$—	$(345)

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(in thousands)
For The Nine Months Ended September 30, 2013:
Revenues	$566,194	$692,213	$125,899	$191,880	$125,718	$(24,550)	$1,677,354
Intersegment revenues	(3,919)	—	(788)	(4,508)	(15,335)	24,550	—
Total revenues	$562,275	$692,213	$125,111	$187,372	$110,383	$—	$1,677,354
Depreciation and amortization	99,680	50,469	45,300	19,456	679	—	215,584
Losses (gains) on sales of property and equipment	231	—	(730)	(1,121)	(16)	—	(1,636)
Impairments and other	27,153	—	1	—	3,213	—	30,367
Interest expense	—	—	—	—	(42,177)	—	(42,177)
Income (loss) from equity investees	—	207	—	(1,117)	—	—	(910)
Other (expense) income	(167)	198	340	159	54	—	584
(Loss) Income Before Income Taxes	$(5,002)	$57,058	$(528)	$6,983	$(52,215)	$—	$6,296

For The Nine Months Ended September 30, 2012:
Revenues	$729,998	$274,262	$191,786	$166,663	$98,435	$(22,676)	$1,438,468
Intersegment revenues	(4,875)	(4,524)	(1,108)	(4,241)	(7,928)	22,676	—
Total revenues	$725,123	$269,738	$190,678	$162,422	$90,507	$—	$1,438,468
Depreciation and amortization	88,437	13,254	46,845	16,798	601	—	165,935
Losses (gains) on sales of property and equipment	9,790	42	(3,567)	(500)	—	—	5,765
Impairments	46,740	—	6,929	—	—	—	53,669
Interest expense	—	—	—	—	(39,344)	—	(39,344)
Income (loss) from equity investees	—	347	—	(218)	—	—	129
Other income (expense)	731	5	(156)	111	215	—	906
Income (Loss) Before Income Taxes	$35,417	$66,203	$24,746	$18,650	$(44,690)	$—	$100,326

As of September 30, 2013:
Total Assets	$1,030,070	$486,601	$195,862	$215,122	$64,029	$(5,559)	$1,986,125
As of December 31, 2012:
Total Assets	$1,113,856	$452,206	$254,983	$236,580	$71,282	$(9,396)	$2,119,511

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Condensed Consolidating Financial Information

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

Set forth below are condensed consolidating financial statements for COO (“Parent”) on a stand-alone, unconsolidated basis, and its combined guarantor subsidiaries as of September 30, 2013 and December 31, 2012 and for the three and nine months ended September 30, 2013 and 2012. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING BALANCE SHEET
AS OF SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Assets:
Current Assets:
Cash	$2,309	$36	$—	$2,345
Accounts receivable	—	46,939	—	46,939
Affiliate accounts receivable	2,735	348,401	—	351,136
Inventory	—	53,559	—	53,559
Deferred income tax asset	—	2,709	—	2,709
Prepaid expenses and other	393	20,086	—	20,479
Total Current Assets	5,437	471,730	—	477,167
Property and Equipment:
Property and equipment, at cost	3,065	2,112,055	—	2,115,120
Less: accumulated depreciation	(98)	(715,244)	—	(715,342)
Property and equipment held for sale, net	—	25,500	—	25,500
Total Property and Equipment, Net	2,967	1,422,311	—	1,425,278
Other Assets:
Investments	—	13,240	—	13,240
Goodwill	—	42,447	—	42,447
Intangible assets, net	—	8,417	—	8,417
Deferred financing costs, net	14,816	—	—	14,816
Other long-term assets	47,802	4,760	(47,802)	4,760
Investments in subsidiaries and intercompany advances	1,470,776	—	(1,470,776)	—
Total Other Assets	1,533,394	68,864	(1,518,578)	83,680
Total Assets	$1,541,798	$1,962,905	$(1,518,578)	$1,986,125
Liabilities and Equity:
Current Liabilities:
Accounts payable	$209	$35,018	$—	$35,227
Affiliate accounts payable	—	43,109	—	43,109
Other current liabilities	19,829	202,482	—	222,311
Total Current Liabilities	20,038	280,609	—	300,647
Long-Term Liabilities:
Deferred income tax liabilities	—	200,292	(47,802)	152,490
Senior notes	650,000	—	—	650,000
Revolving credit facility	285,500	—	—	285,500
Other long-term liabilities	979	11,228	—	12,207
Total Long-Term Liabilities	936,479	211,520	(47,802)	1,100,197
Equity	585,281	1,470,776	(1,470,776)	585,281
Total Liabilities and Equity	$1,541,798	$1,962,905	$(1,518,578)	$1,986,125

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

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$2,176	$550,338	$(2,111)	$550,403
Operating Expenses:
Operating costs	2,407	451,378	(2,253)	451,532
Depreciation and amortization	9	72,974	—	72,983
General and administrative	4,728	14,135	—	18,863
Gains on sales of property and equipment	—	(265)	—	(265)
Impairments and other	—	23,626	—	23,626
Total Operating Expenses	7,144	561,848	(2,253)	566,739
Operating (Loss) Income	(4,968)	(11,510)	142	(16,336)
Other (Expense) Income:
Interest expense	(14,028)	—	—	(14,028)
Income from equity investees	—	262	—	262
Other expense	—	123	—	123
Equity in net loss of subsidiary	(5,643)	—	5,643	—
Total Other (Expense) Income	(19,671)	385	5,643	(13,643)
(Loss) Income Before Income Taxes	(24,639)	(11,125)	5,785	(29,979)
Income Tax (Benefit) Expense	(5,955)	(5,369)	29	(11,295)
Net (Loss) Income	$(18,684)	$(5,756)	$5,756	$(18,684)

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
THREE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$2,718	$486,648	$(2,585)	$486,781
Operating Expenses:
Operating costs	3,093	360,032	(2,942)	360,183
Depreciation and amortization	—	56,852	—	56,852
General and administrative	4,968	12,788	—	17,756
Losses on sales of property and equipment	—	7,128	—	7,128
Impairments	—	30,689	—	30,689
Total Operating Expenses	8,061	467,489	(2,942)	472,608
Operating (Loss) Income	(5,343)	19,159	357	14,173
Other (Expense) Income:
Interest expense	(14,323)	—	—	(14,323)
Loss from equity investees	—	(264)	—	(264)
Other income	2	67	—	69
Equity in net earnings of subsidiary	11,535	—	(11,535)	—
Total Other (Expense) Income	(2,786)	(197)	(11,535)	(14,518)
(Loss) Income Before Income Taxes	(8,129)	18,962	(11,178)	(345)
Income Tax (Benefit) Expense	(7,923)	7,648	136	(139)
Net (Loss) Income	$(206)	$11,314	$(11,314)	$(206)

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$6,191	$1,677,171	$(6,008)	$1,677,354
Operating Expenses:
Operating costs	7,355	1,323,604	(6,995)	1,323,964
Depreciation and amortization	16	215,568	—	215,584
General and administrative	14,022	46,254	—	60,276
Gains on sales of property and equipment	—	(1,636)	—	(1,636)
Impairments and other	—	30,367	—	30,367
Total Operating Expenses	21,393	1,614,157	(6,995)	1,628,555
Operating (Loss) Income	(15,202)	63,014	987	48,799
Other (Expense) Income:
Interest expense	(42,177)	—	—	(42,177)
Loss from equity investees	—	(910)	—	(910)
Other income	4	580	—	584
Equity in net earnings of subsidiary	38,418	—	(38,418)	—
Total Other (Expense) Income	(3,755)	(330)	(38,418)	(42,503)
(Loss) Income Before Income Taxes	(18,957)	62,684	(37,431)	6,296
Income Tax (Benefit) Expense	(21,682)	24,878	375	3,571
Net Income (Loss)	$2,725	$37,806	$(37,806)	$2,725

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENT OF OPERATIONS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Revenues:
Revenues	$2,718	$1,438,335	$(2,585)	$1,438,468
Operating Expenses:
Operating costs	3,093	1,024,217	(2,942)	1,024,368
Depreciation and amortization	—	165,935	—	165,935
General and administrative	14,570	35,526	—	50,096
Losses on sales of property and equipment	—	5,765	—	5,765
Impairments and other	—	53,669	—	53,669
Total Operating Expenses	17,663	1,285,112	(2,942)	1,299,833
Operating (Loss) Income	(14,945)	153,223	357	138,635
Other (Expense) Income:
Interest expense	(39,344)	—	—	(39,344)
Income from equity investees	—	129	—	129
Other income	2	904	—	906
Equity in net earnings of subsidiary	92,662	—	(92,662)	—
Total Other Income (Expense)	53,320	1,033	(92,662)	(38,309)
Income (Loss) Before Income Taxes	38,375	154,256	(92,305)	100,326
Income Tax (Benefit) Expense	(21,520)	61,815	136	40,431
Net Income (Loss)	$59,895	$92,441	$(92,441)	$59,895

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2013
(in thousands)

	Parent	Guarantor Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:	$(40,602)	$317,177	$—	$276,575
Cash Flows From Investing Activities:
Additions to property and equipment	(3,065)	(171,259)	—	(174,324)
Proceeds from sale of assets	—	42,955	—	42,955
Proceeds from sale of investment	—	2,790	—	2,790
Additions to investments	—	(387)	—	(387)
Cash used in investing activities	(3,065)	(125,901)	—	(128,966)
Cash Flows From Financing Activities:
Contributions from (distributions to) affiliates	177,343	(191,604)	—	(14,261)
Borrowings from revolving credit facility	824,600	—	—	824,600
Payments on revolving credit facility	(957,300)	—	—	(957,300)
Other	470	—	—	470
Net cash provided by (used in) financing activities	45,113	(191,604)	—	(146,491)
Net increase (decrease) in cash	1,446	(328)	—	1,118
Cash, beginning of period	863	364	—	1,227
Cash, end of period	$2,309	$36	$—	$2,345

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

CONDENSED CONSOLIDATING STATEMENTS OF CASH FLOWS
NINE MONTHS ENDED SEPTEMBER 30, 2012
(in thousands)

		Guarantor
	Parent	Subsidiaries	Eliminations	Consolidated
Cash Flows From Operating Activities:	$(32,160)	$175,251	$—	$143,091
Cash Flows From Investing Activities:
Additions to property and equipment	—	(472,661)	—	(472,661)
Proceeds from sale of assets	—	33,795	—	33,795
Additions to investments	(275,333)	(1,720)	275,333	(1,720)
Cash used in investing activities	(275,333)	(440,586)	275,333	(440,586)
Cash Flows From Financing Activities:
Contributions from (distributions to) affiliates	—	265,253	(275,333)	(10,080)
Borrowings from revolving credit facility	1,059,500	—	—	1,059,500
Payments on revolving credit facility	(752,000)	—	—	(752,000)
Net cash provided by financing activities	307,500	265,253	(275,333)	297,420
Net increase in cash	7	(82)	—	(75)
Cash, beginning of period	—	530	—	530
Cash, end of period	$7	$448	$—	$455

CHESAPEAKE OILFIELD OPERATING, L.L.C.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

13. Subsequent Events

Subsequent to September 30, 2013, we acquired 13 drilling rigs subject to the master lease agreements described in Note 5. In conjunction with the purchases, we also terminated approximately $96.1 million of remaining lease commitments associated with these drilling rigs. Total consideration paid was approximately $104.7 million and we anticipate recording a charge in the 2013 fourth quarter for the lease termination cost.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the three and nine months ended September 30, 2013 (the “Current Quarter” and “Current Period,” respectively) and the three and nine months ended September 30, 2012 (the “Prior Quarter” and “Prior Period,” respectively) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this report.

Overview

Oilfield services companies provide services and equipment that are used by exploration and production companies, or E&P companies, in connection with the exploration for, and the development and production of, hydrocarbons. We are a diversified oilfield services company that provides a wide range of wellsite services and equipment to Chesapeake Energy Corporation (“Chesapeake”), our founder and principal customer, its working interest partners and third-party E&P customers. With respect to Chesapeake, we focus on providing services and equipment that are strategic to its oil and natural gas operations, represent historical bottlenecks to those operations or provide relatively high margins to the service provider, including drilling, hydraulic fracturing, oilfield rentals, rig relocation, fluid handling and disposal and manufacturing of natural gas compressor packages. Our operations are geographically diversified across most major oil and natural gas plays in the U.S., including the Anadarko, Bakken, Cleveland, Eagle Ford, Granite Wash, Mississippi Lime, Niobrara, Permian, Tonkawa and Utica liquids-rich plays and the Barnett, Haynesville-Bossier and Marcellus natural gas shale plays.

Our business has grown rapidly since our first subsidiary was founded in 2001, both organically and through acquisitions. As of September 30, 2013, we owned or leased 116 land drilling rigs. As of September 30, 2013, we also owned (a) nine hydraulic fracturing fleets with an aggregate of 360,000 horsepower; (b) a diversified oilfield rentals business; (c) an oilfield trucking fleet, consisting of 288 rig relocation trucks, 68 cranes and forklifts used in the movement of drilling rigs and other heavy equipment and 267 fluid hauling trucks; and (d) manufacturing capacity for up to 150 natural gas compressor packages per quarter, or approximately 85,000 horsepower in the aggregate per quarter. We continue to modernize our asset base and have received a fleet of 10 proprietary, fit-for-purpose PeakeRigs™ that utilize advanced electronic drilling technology.

Due to low natural gas prices in North America over the last few years, the oil and natural gas industry has experienced a shift from natural gas drilling and production towards more economical liquids-rich plays. As a result, we have seen a reduction in natural gas related activity as our customers focus on increasing liquids production, and we have experienced increased competition, near-term pricing pressure and a reduction in utilization for our services and equipment in certain markets.

Recent Developments

We currently provide substantially all of our oilfield services and equipment to Chesapeake and its working interest partners, and, although we have recently experienced a trend of increase in revenues derived from third-party E&P customers, we expect to continue to derive a majority of our revenues from Chesapeake and its working interest partners for the foreseeable future. Chesapeake’s current business strategy includes a decrease in its capital expenditure budget for 2013 and 2014 from historically high levels and sales of non-core assets and assets that do not fit its long-term plans. This reduction in drilling capital expenditures has decreased Chesapeake’s utilization of many of our services and equipment. Any further reductions could have a material adverse effect on our business, financial condition and results of operations. As we apply available cash from future asset sales and operations towards reducing our financial leverage, we may incur various cash and noncash charges, including but not limited to, impairments of fixed assets or lease termination costs.

As part of our ongoing strategic positioning process, we continually evaluate our long-lived assets, including our drilling rig fleet, for marketability based on the specifications and condition of each evaluated asset as well as the future plans of our customers. In general, demand for onshore drilling rigs in the U.S. has shifted away from less efficient mechanical drilling rigs to more efficient drilling rigs with electronic technology. As part of our drilling strategy, in addition to bringing online our newbuild PeakeRigs™, we have identified for retirement certain less efficient drilling rigs in our fleet. Such drilling rigs have been sold or identified for sale as part of our broader strategy to divest non-essential drilling rigs and make available a drilling rig fleet that is more suited to meet the future needs of our customers. Specifically, in August 2012, we began the process of repurchasing certain leased drilling rigs. We repurchased two drilling rigs for approximately $0.5 million during the Current Period and 25 drilling rigs for approximately $61.1 million in 2012. During 2012, we sold 18 drilling rigs and ancillary equipment for net proceeds of $7.4 million. During 2013, we sold 13 drilling rigs and ancillary equipment for cash proceeds of approximately $43.0 million. The drilling rigs and equipment sold were not expected to be utilized in our business operations. As of September 30, 2013, we had identified seven drilling rigs and ancillary equipment that we intend to sell and were classified as held for sale on our condensed consolidated balance sheet. Subsequent to September 30, 2013, we repurchased 13 leased drilling rigs and terminated the associated remaining lease commitments for approximately $104.7 million.

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

Our $500.0 million revolving bank credit facility is an important source of liquidity for us. The maximum amount that we may borrow under the revolving bank credit facility may be subject to limitations due to certain covenants contained in the revolving bank credit facility agreement. As of September 30, 2013, the revolving bank credit facility was not subject to any such limitations and had borrowing capacity of approximately $214.5 million. We are allowed to request increases in the total commitments under the revolving bank credit facility by up to $400.0 million in the aggregate, in part or in full, at any time during the term of the revolving bank credit facility, with any such increases being subject to compliance with the restrictive covenants in the revolving bank credit facility and in the Indenture governing our 2019 Senior Notes, as well as lender approval. The revolving bank credit facility matures on November 3, 2016.

Historically, we have provided substantially all of our oilfield services to Chesapeake and its working interest partners. During the Current Quarter, Prior Quarter, Current Period and Prior Period, Chesapeake and its working interest partners accounted for approximately 87%, 94%, 91% and 94% of our revenues, respectively.

Capital Expenditures

Total capital expenditures, including maintenance, were $174.3 million and $472.7 million for the Current Period and Prior Period, respectively. We currently expect our growth capital expenditures to be between $150.0 million and $200.0 million for 2013, and we expect these expenditures to grow our business lines, particularly our drilling rig and hydraulic fracturing fleets. We may increase, decrease or re-allocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and we believe that a significant component of our anticipated capital spending is discretionary.

Cash Flow

Our cash flow depends on the level of spending by Chesapeake, its working interest partners and our third-party customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Period and Prior Period. The table below summarizes our cash flow for the Current Period and Prior Period.

	Nine Months Ended September 30,
	2013	2012
	(in thousands) (unaudited)
Cash Flow Statement Data:
Net cash provided by operating activities	$276,575	$143,091
Net cash used in investing activities	$(128,966)	$(440,586)
Net cash (used in) provided by financing activities	$(146,491)	$297,420
Cash, beginning of period	$1,227	$530
Cash, end of period	$2,345	$455

Operating Activities. Cash provided by operating activities was $276.6 million and $143.1 million for the Current Period and Prior Period, respectively. Changes in working capital items increased (decreased) cash flow provided by operating activities by $27.1 million and ($152.0) million for the Current Period and Prior Period, respectively. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, amortization of sale-leaseback gains, gains or losses on sales of property and equipment, impairments, losses from equity investees and deferred income taxes.

Investing Activities. Cash used in investing activities was $129.0 million and $440.6 million for the Current Period and Prior Period, respectively. Capital expenditures are the main component of our investing activities. The majority of our capital expenditures for the Current Period and Prior Period were related to our investment in new hydraulic fracturing equipment and PeakeRigs™. Cash used in investing activities was partially offset by proceeds from sales of assets in the amounts of $43.0 million and $33.8 million for the Current Period and Prior Period, respectively. During the Current Period, we sold our membership interest in Big Star and received cash proceeds of approximately $2.8 million.

Financing Activities. Net cash (used in) provided by financing activities was ($146.5) million and $297.4 million for the Current Period and Prior Period, respectively. We had borrowings and repayments under our revolving bank credit facility of $824.6 million and $957.3 million, respectively, during the Current Period. We had borrowings and repayments under our revolving bank credit facility of $1.060 billion and $752.0 million, respectively, during the Prior Period. For the Current Period and Prior Period, our distributions to our owner were $14.3 million and $10.1 million, respectively.

Results of Operations—Three Months Ended September 30, 2013 vs. September 30, 2012

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Prior Quarter.

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$476,951	$458,202
Revenues from third parties	73,452	28,579
Total Revenues	550,403	486,781
Operating Expenses:
Operating costs	451,532	360,183
Depreciation and amortization	72,983	56,852
General and administrative, including expenses from affiliates	18,863	17,756
(Gains) losses on sales of property and equipment	(265)	7,128
Impairments and other	23,626	30,689
Total Operating Expenses	566,739	472,608
Operating (Loss) Income	(16,336)	14,173
Other Income (Expense):
Interest expense	(14,028)	(14,323)
Income (loss) from equity investees	262	(264)
Other income	123	69
Total Other Expense	(13,643)	(14,518)
Loss Before Income Taxes	(29,979)	(345)
Income Tax Benefit	(11,295)	(139)
Net Loss	$(18,684)	$(206)

Revenues. For the Current Quarter and Prior Quarter, revenues were $550.4 million and $486.8 million, respectively. The $63.6 million increase was primarily due to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing revenues of approximately $109.1 million, partially offset by decreases in revenues of $36.4 million and $17.4 million for our drilling and oilfield rental segments, respectively. The growth in hydraulic fracturing revenues was due to an increase in the number of stages completed from 801 in the Prior Quarter to 1,959 in the Current Quarter. The decrease in revenues for our drilling and oilfield rental segments was due primarily to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet and pricing pressure for these segments, partially offset by an increase in revenues from third parties. The majority of our revenues are derived from Chesapeake and its working interest partners. Our revenues for the Current Quarter and Prior Quarter are detailed below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Drilling	$188,040	$224,428
Hydraulic fracturing	226,922	117,754
Oilfield rentals	35,821	53,158
Oilfield trucking	63,252	61,624
Other operations	36,368	29,817
Total	$550,403	$486,781

•
Drilling. Drilling revenues for the Current Quarter decreased $36.4 million, or 16%, to $188.0 million from $224.4 million for the Prior Quarter. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and secondarily, a reduction in the size of our drilling rig fleet and lower average dayrates. Our average number of operating rigs decreased from 95 in the Prior Quarter to 81 in the Current Quarter, largely due to Chesapeake's reduced drilling activity and the sale of 31 drilling rigs during 2012 and 2013 as part of our ongoing strategic positioning process. Our average dayrates decreased 3% from the Prior Quarter to the Current Quarter. The decrease in our revenues from Chesapeake was partially offset by an increase in revenues from third parties of $22.6 million from the Prior Quarter to the Current Quarter. Revenues from third parties increased to 23% of total segment revenues for the Current Quarter compared to 9% for the Prior Quarter.

•
Hydraulic Fracturing. Hydraulic fracturing revenues for the Current Quarter increased $109.1 million, or 93%, to $226.9 million from $117.8 million for the Prior Quarter. This increase was due to an increase in our average number of operating fleets from five in the Prior Quarter to nine in the Current Quarter which resulted in an increase in completed stages from 801 in the Prior Quarter to 1,959 in the Current Quarter, partially offset by a 21% decrease in revenue per stage from the Prior Quarter to the Current Quarter. The decrease in revenue per stage was due primarily to pricing pressure.

•
Oilfield Rentals. Oilfield rental revenues for the Current Quarter decreased $17.4 million, or 33%, to $35.8 million from $53.2 million for the Prior Quarter. The decrease was primarily due to lower utilization as a result of Chesapeake’s reduction in drilling and completion activity and market pricing pressure for certain of our equipment. The utilization of our oilfield rental equipment has historically correlated with fluctuations in Chesapeake’s drilling and completion activity.

•
Oilfield Trucking. Oilfield trucking revenues for the Current Quarter increased $1.7 million, or 3%, to $63.3 million from $61.6 million for the Prior Quarter. These increases were primarily due to the expansion of our crude hauling fleet, partially offset by lower revenues from our rig relocation services. Our fluid handling services revenues increased approximately $9.3 million from the Prior Quarter to the Current Quarter.

•
Other Operations. Our other operations consist primarily of our natural gas compression unit and related oil and gas production equipment manufacturing business and corporate functions. For the Current Quarter, revenues from our other operations increased $6.6 million, or 22%, to $36.4 million from $29.8 million for the Prior Quarter. The increase was primarily due to a change in product mix and higher revenue rates. We sold natural gas compressor packages with total horsepower of approximately 33,445 and 32,805 in the Current Quarter and Prior Quarter, respectively.

Operating Costs. Operating costs for the Current Quarter and Prior Quarter were $451.5 million and $360.2 million, respectively. The increase in operating costs was due primarily to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing operating costs of approximately $110.3 million, partially offset by decreases in operating costs of $24.7 million for our drilling segment. The decrease in operating costs for our drilling segment was due primarily to an overall reduction in drilling and completion activity by Chesapeake and a decrease in the size of our drilling rig fleet. As a percentage of revenues, operating costs were 82% and 74% for the Current Quarter and Prior Quarter, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to lower utilization rates and pricing pressure for certain segments, which compressed margins. Our operating costs for the Current Quarter and Prior Quarter are detailed below:

	Three Months Ended September 30,
	2013	2012
	(in thousands)
Drilling	$141,043	$165,740
Hydraulic fracturing	201,202	90,856
Oilfield rentals	24,092	29,401
Oilfield trucking	53,730	47,682
Other operations	31,465	26,504
Total	$451,532	$360,183

•
Drilling. Drilling operating costs for the Current Quarter decreased $24.7 million, or 15%, to $141.0 million from $165.7 million for the Prior Quarter. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 95 in the Prior Quarter to 81 in the Current Quarter, largely due to Chesapeake's reduced drilling activity and the sale of 31 drilling rigs during 2012 and 2013 as part of our ongoing strategic positioning process. The decrease in our average number of operating rigs resulted in lower labor related costs, repairs and maintenance and other operating costs. Our average employee headcount decreased 13% from the Prior Quarter to the Current Quarter. As a percentage of drilling revenues, drilling operating costs were 75% and 74% for the Current Quarter and the Prior Quarter, respectively.

•
Hydraulic Fracturing. Hydraulic fracturing operating costs for the Current Quarter were $201.2 million compared to $90.9 million for the Prior Quarter. This increase was primarily due to an increase in the number of completed stages from 801 in the Prior Quarter to 1,959 in the Current Quarter. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs increased from 77% in the Prior Quarter to 89% in the Current Quarter. This increase was primarily attributable to pricing pressure for our hydraulic fracturing services and an increase in repairs, maintenance and supplies expense. Revenue per stage decreased 21% from the Prior Quarter to the Current Quarter. As a percentage of hydraulic fracturing revenues, repairs, maintenance and supplies expense was 61% in the Current Quarter and 48% in the Prior Quarter. These increases were partially offset by a reduction in labor related costs as a percentage of hydraulic fracturing revenues from 12% in the Prior Quarter to 9% in the Current Quarter.

•
Oilfield Rentals. Oilfield rental operating costs for the Current Quarter decreased $5.3 million, or 18%, to $24.1 million from $29.4 million for the Prior Quarter. The decrease was primarily due to an overall reduction in drilling and completion activity by Chesapeake which resulted in lower labor related costs, supplies, repairs and maintenance, freight and third party expenses. Our average oilfield rental employee headcount decreased 13% from the Prior Quarter to the Current Quarter. As a percentage of oilfield rental revenues, oilfield rental operating costs were 67% and 55% for the Current Quarter and Prior Quarter, respectively. The increase in oilfield rental operating costs as a percentage of oilfield rental revenues from the Prior Quarter to the Current Quarter was primarily attributable to pricing pressure for certain services, which compressed margins. As a percentage of oilfield rental revenues, labor related costs were 33% and 26% in the Current Quarter and Prior Quarter, respectively.

•
Oilfield Trucking. Oilfield trucking operating costs for the Current Quarter increased $6.0 million, or 13%, to $53.7 million from $47.7 million for the Prior Quarter. The increase was primarily due to the growth of our fluid handling services. Our fluid handling services operating costs increased approximately $9.4 million from the Prior Quarter to the Current Quarter. As a percentage of oilfield trucking revenue, oilfield trucking operating costs were 85% and 77% for the Current Quarter and Prior Quarter, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to an increase in labor related costs due to the competitive market for trucking labor. As a percentage of oilfield trucking revenues, labor related costs were 42% and 35% for the Current Quarter and Prior Quarter, respectively.

•
Other Operations. For the Current Quarter, operating costs for our other operations increased $5.0 million, or 19%, to $31.5 million from $26.5 million for the Prior Quarter. The increase was primarily due to an increase in demand for our small natural gas compressors, which resulted in higher costs of goods sold. We sold natural gas compressor packages with total horsepower of approximately 33,445 and 32,805 in the Current Quarter and Prior Quarter, respectively. As a percentage of compression manufacturing revenues, compression manufacturing costs were 86% and 89% in the Current Quarter and Prior Quarter, respectively. The decrease in costs as a percentage of revenues was due to an increase in production of higher margin small natural gas compressors.

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Prior Quarter was $73.0 million and $56.9 million, respectively. The increase reflects the additional investments in our asset base as a result of capital expenditures, primarily for new hydraulic fracturing equipment and PeakeRigs™. As a percentage of revenues, depreciation and amortization expense was 13% and 12% for the Current Quarter and Prior Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Prior Quarter were $18.9 million and $17.8 million, respectively. The increase was due primarily to an increase in corporate overhead allocated from Chesapeake in the Current Quarter. The indirect corporate overhead covers costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on the estimated costs incurred on our behalf. These charges from Chesapeake were $13.8 million and $13.2 million for the Current Quarter and Prior Quarter, respectively. As a percentage of revenues, general and administrative expenses were 3% and 4% for the Current Quarter and Prior Quarter, respectively.

(Gains) Losses on Sales of Property and Equipment. We sold five drilling rigs and ancillary equipment during the Current Quarter and recorded a gain on the sale of property and equipment of approximately $0.3 million. We sold nine drilling rigs and ancillary equipment during the Prior Quarter and recorded a loss on the sale of property and equipment of approximately $7.1 million.

Impairments and Other. We recorded impairments and other of $23.6 million and $30.7 million during the Current Quarter and Prior Quarter, respectively. During the Current Quarter we had identified seven drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs and therefore classified them as held for sale. We recorded impairment charges of $19.3 million during the Current Quarter related to certain of these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. We also identified one drilling rig that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rig in light of this demand. We recorded an impairment charge of $4.3 million during the Current Quarter related to this drilling rig. As we apply available cash from future asset sales and operations towards reducing our financial leverage, we may incur various cash and noncash charges, including but not limited to, impairments of fixed assets or lease termination costs.

In the Prior Quarter, we committed to a plan to sell 16 drilling rigs and spare equipment and recorded impairment charges of $5.1 million related to certain of these drilling rigs and spare equipment because their estimated fair values were lower than their carrying values. During the Prior Quarter, we repurchased 22 drilling rigs for approximately $52.7 million and recognized lease termination costs of approximately $24.9 million.

We recorded additional impairments of $0.1 million and $0.7 million during the Current Quarter and Prior Quarter, respectively, related to obsolescence.

Interest Expense. Interest expense for the Current Quarter and Prior Quarter was $14.0 million and $14.3 million, respectively.

Income (Loss) from Equity Investees. Income (loss) from equity investees was $0.3 million and ($0.3) million for the Current Quarter and Prior Quarter, respectively, which was a result of our investments in Maalt Specialized Bulk, L.L.C. (“Maalt”) and Big Star Crude Co., L.L.C. (“Big Star”).

Other Income. Other income was $0.1 million for each of the Current Quarter and Prior Quarter.

Income Tax Benefit. We recorded income tax benefit of $11.3 million and $0.1 million for the Current Quarter and Prior Quarter, respectively. The $11.2 million increase in income tax benefit recorded for the Current Quarter was primarily the result of a decrease in net income before taxes of $29.6 million from the Prior Quarter to the Current Quarter. Our effective income tax rate for the Current Quarter and Prior Quarter was 38% and 40%, respectively. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.

Results of Operations—Nine Months Ended September 30, 2013 vs. September 30, 2012

The following table sets forth our condensed consolidated statements of operations for the Current Period and Prior Period.

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Revenues:
Revenues from Chesapeake	$1,534,687	$1,358,312
Revenues from third parties	142,667	80,156
Total Revenues	1,677,354	1,438,468
Operating Expenses:
Operating costs	1,323,964	1,024,368
Depreciation and amortization	215,584	165,935
General and administrative, including expenses from affiliates	60,276	50,096
(Gains) losses on sales of property and equipment	(1,636)	5,765
Impairments and other	30,367	53,669
Total Operating Expenses	1,628,555	1,299,833
Operating Income	48,799	138,635
Other Income (Expense):
Interest expense	(42,177)	(39,344)
(Loss) income from equity investees	(910)	129
Other income	584	906
Total Other Expense	(42,503)	(38,309)
Income Before Income Taxes	6,296	100,326
Income Tax Expense	3,571	40,431
Net Income	$2,725	$59,895

Revenues. For the Current Period and Prior Period, revenues were $1.677 billion and $1.438 billion, respectively. The $238.9 million increase was primarily due to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing revenues of approximately $422.5 million, partially offset by decreases in revenues of $162.8 million for our drilling segment. The growth in hydraulic fracturing revenues was due to an increase in the number of stages completed from 1,789 in the Prior Period to 5,331 in the Current Period. The decrease in revenues for our drilling segment was due primarily to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet. The majority of our revenues are derived from Chesapeake and its working interest partners. Our revenues for the Current Period and Prior Period are detailed below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Drilling	$562,275	$725,123
Hydraulic fracturing	692,213	269,738
Oilfield rentals	125,111	190,678
Oilfield trucking	187,372	162,422
Other operations	110,383	90,507
Total	$1,677,354	$1,438,468

•
Drilling. Drilling revenues for the Current Period decreased $162.8 million, or 22%, to $562.3 million from $725.1 million for the Prior Period. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and secondarily, a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 105 in the Prior Period to 80 in the Current Period, largely due to Chesapeake's reduced drilling activity and the sale of 31 drilling rigs during 2012 and 2013 as part of our ongoing strategic positioning process. The decrease in our revenues from Chesapeake was partially offset by an increase in revenues from third parties of $36.0 million from the Prior Period to the Current Period. Revenues from third parties increased to 17% of total segment revenues for the Current Period compared to 8% for the Prior Period.

•
Hydraulic Fracturing. Hydraulic fracturing revenues for the Current Period increased $422.5 million, or 157%, to $692.2 million from $269.7 million for the Prior Period. This increase was due to an increase in our average number of operating fleets from four in the Prior Period to eight in the Current Period which resulted in an increase in completed stages from 1,789 in the Prior Period to 5,331 in the Current Period, partially offset by a 14% decrease in revenue per stage from the Prior Period to the Current Period. The decrease in revenue per stage was due primarily to pricing pressure.

•
Oilfield Rentals. Oilfield rental revenues for the Current Period decreased $65.6 million, or 34%, to $125.1 million from $190.7 million for the Prior Period. The decrease was primarily due to a lower utilization as a result of Chesapeake’s reduction in drilling and completion activity and market pricing pressure for certain of our equipment. The utilization of our oilfield rental equipment has historically correlated with fluctuations in Chesapeake’s drilling and completion activity.

•
Oilfield Trucking. Oilfield trucking revenues for the Current Period increased $25.0 million, or 15%, to $187.4 million from $162.4 million for the Prior Period. These increases were primarily due to the expansion of our crude hauling fleet, partially offset by lower revenues from our rig relocation services. Our fluid handling services revenues increased approximately $41.7 million from the Prior Period to the Current Period.

•
Other Operations. Our other operations consist primarily of our natural gas compression unit and related oil and gas production equipment manufacturing business and corporate functions. For the Current Period, revenues from our other operations increased $19.9 million, or 22%, to $110.4 million from $90.5 million for the Prior Period. The increase was primarily due to an increase in demand for our natural gas compressors. We sold natural gas compressor packages with total horsepower of approximately 106,215 and 87,300 in the Current Period and Prior Period, respectively.

Operating Costs. Operating costs for the Current Period and Prior Period were $1.324 billion and $1.024 billion, respectively. The increase in operating costs was due primarily to the growth of our hydraulic fracturing business, which resulted in an increase in hydraulic fracturing operating costs of approximately $380.8 million, partially offset by decreases in operating costs of $98.0 million for our drilling segment. The decrease in operating costs for our drilling segment was due primarily to an overall reduction in drilling and completion activity by Chesapeake and a decrease in the size of our drilling rig fleet. As a percentage of revenues, operating costs were 79% and 71% for the Current Period and Prior Period, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to lower utilization rates and pricing pressure for certain segments, which compressed margins. Our operating costs for the Current Period and Prior Period are detailed below:

	Nine Months Ended September 30,
	2013	2012
	(in thousands)
Drilling	$426,413	$524,391
Hydraulic fracturing	568,788	188,000
Oilfield rentals	78,552	109,502
Oilfield trucking	155,877	123,950
Other operations	94,334	78,525
Total	$1,323,964	$1,024,368

•
Drilling. Drilling operating costs for the Current Period decreased $98.0 million, or 19%, to $426.4 million from $524.4 million for the Prior Period. This decrease was primarily due to an overall reduction in drilling activity by Chesapeake and a decrease in the size of our drilling rig fleet. Our average number of operating rigs decreased from 105 in the Prior Period to 80 in the Current Period, largely due to Chesapeake's reduced drilling activity and the sale of 31 drilling rigs during 2012 and 2013 as part of our ongoing strategic positioning process. The decrease in our average number of operating rigs resulted in lower labor related costs, repairs and maintenance and other operating costs. Our average employee headcount decreased 20% from the Prior Period to the Current Period. As a percentage of drilling revenues, drilling operating costs increased from 72% in the Prior Period to 76% in the Current Period. The increase in drilling operating costs as a percentage of drilling revenues was primarily attributable to Chesapeake’s reduction in drilling activity and pricing pressure, which resulted in the spreading of certain fixed costs over a smaller revenue base.

•
Hydraulic Fracturing. Hydraulic fracturing operating costs for the Current Period were $568.8 million compared to $188.0 million for the Prior Period. This increase was primarily due to an increase in the number of completed stages from 1,789 in the Prior Period to 5,331 in the Current Period. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs increased from 70% in the Prior Period to 82% in the Current Period. This increase was primarily attributable to pricing pressure for our hydraulic fracturing services and an increase in repairs, maintenance and supplies expense. Revenue per stage decreased 14% from the Prior Period to the Current Period. As a percentage of hydraulic fracturing revenues, repairs, maintenance and supplies expense was 56% in the Current Period and 44% in the Prior Period. These increases were partially offset by a reduction in labor related costs as a percentage of hydraulic fracturing revenues from 11% in the Prior Period to 8% in the Current Period.

•
Oilfield Rentals. Oilfield rental operating costs for the Current Period decreased $30.9 million, or 28%, to $78.6 million from $109.5 million for the Prior Period. The decrease was primarily due to an overall reduction in drilling and completion activity by Chesapeake which resulted in lower labor related costs, supplies, repairs and maintenance, freight and third party expenses. Our average oilfield rental employee headcount decreased 14% from the Prior Period to the Current Period. As a percentage of oilfield rental revenues, oilfield rental operating costs were 63% and 57% for the Current Period and Prior Period, respectively. The increase in oilfield rental operating costs as a percentage of oilfield rental revenues from the Prior Period to the Current Period was primarily attributable to pricing pressure for certain services, which compressed margins. As a percentage of oilfield rental revenues, labor related costs were 28% and 23% for the Current Period and Prior Period, respectively.

•
Oilfield Trucking. Oilfield trucking operating costs for the Current Period increased $31.9 million, or 26%, to $155.9 million from $124.0 million for the Prior Period. The increase was primarily due to the growth of our fluid handling services. Our fluid handling services operating costs increased approximately $34.4 million from the Prior Period to the Current Period. As a percentage of oilfield trucking revenue, oilfield trucking operating costs were 83% and 76% for the Current Period and Prior Period, respectively. The increase in operating costs as a percentage of revenue was primarily attributable to an increase in labor related costs due to the competitive market for trucking labor. As a percentage of oilfield trucking revenues, labor related costs were 40% and 34% for the Current Period and Prior Period, respectively.

•
Other Operations. For the Current Period, operating costs for our other operations increased $15.8 million, or 20%, to $94.3 million from $78.5 million for the Prior Period. The increase was primarily due to an increase in demand for our natural gas compressors, which resulted in higher costs of goods sold. We sold natural gas compressor packages with total horsepower of approximately 106,215 and 87,300 in the Current Period and Prior Period, respectively. As a percentage of compression manufacturing revenues, compression manufacturing costs were 85% and 87% in the Current Period and Prior Period, respectively. The decrease in costs as a percentage of revenues was due to an increase in production of higher margin small natural gas compressors.

Depreciation and Amortization. Depreciation and amortization for the Current Period and Prior Period was $215.6 million and $165.9 million, respectively. The increase reflects the additional investments in our asset base as a result of capital expenditures, primarily for new hydraulic fracturing equipment and PeakeRigs™. As a percentage of revenues, depreciation and amortization expense was 13% and 12% for the Current Period and Prior Period, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Period and Prior Period were $60.3 million and $50.1 million, respectively. The increase was due primarily to an increase in corporate overhead allocated from Chesapeake and employee retirement and other termination benefits of approximately $3.2 million in the Current Period. The indirect corporate overhead covers costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. The administrative expense allocation is determined by multiplying revenues by a percentage determined by Chesapeake based on estimated costs incurred on our behalf. These charges from Chesapeake were $42.5 million and $36.8 million for the Current Period and Prior Period, respectively. As a percentage of revenues, general and administrative expenses were 4% and 3% for the Current Period and Prior Period, respectively.

(Gains) Losses on Sales of Property and Equipment. During the Current Period, we sold 13 drilling rigs and ancillary equipment that were not being utilized in our business for $43.0 million, net of selling expenses, which resulted in gains on sales of property and equipment of approximately $1.6 million.

During the Prior Period, we sold nine drilling rigs and ancillary equipment for $33.8 million, net of selling expenses. We recorded losses on sales of property and equipment of approximately $5.8 million during the Prior Period related to the sale of the drilling rigs and ancillary equipment.

Impairments and Other. We recorded impairments and other of $30.4 million and $53.7 million during the Current Period and Prior Period, respectively. During the Current Period, we identified certain drilling rigs and spare equipment to sell as part of our broader strategy to divest non-essential drilling rigs and therefore classified them as held for sale. We recorded impairment charges of $22.7 million during the Current Period related to certain of these drilling rigs and spare equipment because their estimated fair values, less costs to sell, were lower than their carrying values. We also identified one drilling rig that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rig in light of this demand. We recorded impairment charges of $4.3 million during the Current Period related to this drilling rig. We repurchased two leased drilling rigs for approximately $0.5 million and recognized lease termination costs of approximately $0.1 million. We identified certain other property and equipment that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset, resulting in an impairment charge of $3.2 million during the Current Period. As we apply available cash from future asset sales and operations towards reducing our financial leverage, we may incur various cash and noncash charges, including but not limited to, impairments of fixed assets or lease termination costs.

During the Prior Period, we repurchased 22 drilling rigs for approximately $52.7 million and recognized lease termination costs of approximately $24.9 million. We also recorded impairment charges of $5.1 million related to certain drilling rigs and spare equipment that were held for sale. In the Prior Period, we identified four rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this expected demand. We recorded impairment charges of $14.9 million during the Prior Period related to these drilling rigs based on the difference between the carrying value of $32.4 million and an estimated fair value of $17.5 million.

We also identified certain excess drill pipe which had become obsolete due to Chesapeake’s transition to liquids-focused drilling and reduced natural gas drilling. The carrying value of such drill pipe was reduced to fair value. We recorded impairment charges of $7.5 million related to such drill pipe based on the difference between the carrying amount of $12.9 million and an estimated fair value of $5.4 million. We recorded additional impairments related to obsolescence of $0.1 million and $1.3 million during the Current Period and Prior Period, respectively.

Interest Expense. Interest expense for the Current Period and Prior Period was $42.2 million and $39.3 million, respectively. The increase was primarily due to an increase in our average outstanding long-term debt from $832.8 million to $1.002 billion, which was partially offset by a decrease in our average effective interest rate.

(Loss) Income from Equity Investees. (Loss) income from equity investees was ($0.9) million and $0.1 million for the Current Period and Prior Period, respectively, which was a result of our investments in Maalt and Big Star. During the Current Period, we sold our membership interest in Big Star and recorded a loss on sale of $1.8 million.

Other Income. Other income was $0.6 million and $0.9 million for the Current Period and Prior Period, respectively.

Income Tax Expense. We recorded income tax expense of $3.6 million and $40.4 million for the Current Period and Prior Period, respectively. The $36.8 million decrease in income tax expense recorded for the Current Period was primarily the result of a decrease in net income before taxes of $94.0 million from the Prior Period to the Current Period. Our effective income tax rate for the Current Period and Prior Period was 57% and 40%, respectively. Our effective tax rate can fluctuate as a result of the impact of state income taxes and permanent differences.

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

In October 2011, we entered into a facilities lease agreement with Chesapeake pursuant to which we lease a number of the storage yards and other physical facilities out of which we conduct our operations. The initial term of the lease agreement ends December 31, 2014, after which the agreement is automatically renewed for successive one-year terms until we or Chesapeake terminate it. During the renewal periods, the amount of rent charged by Chesapeake will increase by 2.5% each year. We make monthly payments to Chesapeake under the facilities lease agreement that cover rent and our proportionate share of maintenance, operating expenses, taxes and insurance. These leases are being accounted for as operating leases.

As of September 30, 2013, we were party to six lease agreements with various third parties to lease rail cars for initial terms of three to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of September 30, 2013 under our operating leases are presented below:

	September 30, 2013
	Rigs	Real Property	Rail Cars	Total
	(in thousands)
2013	$24,739	$4,192	$1,563	$30,494
2014	82,320	16,767	6,218	105,305
2015	37,116	—	5,823	42,939
2016	67,509	—	5,823	73,332
2017	20,850	—	2,168	23,018
After 2017	6,172	—	2,167	8,339
Total	$238,706	$20,959	$23,762	$283,427

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2013, we had $43.0 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2013 and 2014.

In October 2011, we entered into an agreement to acquire 49% of the membership interest in Maalt. Under the agreement, we could be required to make future additional payments not to exceed $3.0 million which are contingent upon Maalt meeting certain financial and operational performance targets. Each year in the three-year period that began December 6, 2011, we will determine whether Maalt has met the specified performance targets for the preceding year. If Maalt has met the specified performance targets for the preceding year, we will make payments for such year based upon the number of specified performance targets met. As of September 30, 2013, we had accrued $0.4 million for future payments pursuant to this agreement.

We have also entered into a transportation services and usage agreement with Maalt under which Maalt has dedicated a portion of its trucking fleet to allow us to meet our sand transportation needs. The size of the dedicated fleet is re-determined on a monthly basis. We have guaranteed to Maalt that we will utilize its services at such a rate that the aggregate monthly revenue generated by the number of trucking units in the dedicated fleet exceeds a certain threshold stated in the agreement. If this threshold is not met during any month, we must pay Maalt an amount equal to 90% of the difference between the minimum services threshold and the total revenue generated by the trucking units during the applicable month. No payments for non-utilization were required for the Current Period or Prior Period.

Critical Accounting Policies

We consider accounting policies related to property and equipment, impairment of long-lived assets, goodwill, intangible assets and amortization, revenue recognition and income taxes to be critical policies. These policies are summarized in Management's Discussion and Analysis of Financial Condition and Results of Operations in our Registration Statement on Form S-4 (Commission File No. 333-187766) filed with the Securities and Exchange Commission (“SEC”) on May 30, 2013.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	dependence on Chesapeake and its working interest partners for a majority of our revenues;

•	Chesapeake’s expenditures for oilfield services;

•	the limitations that Chesapeake’s and our own level of indebtedness may have on our financial flexibility;

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and other equipment;

•	the availability of capital resources to fund capital expenditures and other contractual obligations, and our ability to access those resources through the debt or equity capital markets;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions; and

•	legislative or regulatory changes, including changes in environmental regulations, environmental risks and liability under federal and state environmental laws and regulations.

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

Historically, we have provided substantially all of our oilfield services to Chesapeake. For the Current Quarter, Prior Quarter, Current Period and Prior Period, Chesapeake accounted for approximately 87%, 94%, 91% and 94% of our revenues, respectively. Sustained low natural gas prices, as has been the case recently, and volatile commodity prices in general, could have a material adverse effect on Chesapeake’s and our financial position, results of operations and cash flows, which could adversely impact our ability to comply with financial covenants under our revolving bank credit facility and further limit our ability to fund our planned capital expenditures.

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this report. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective as of September 30, 2013 at the reasonable assurance level.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting during the quarter ended September 30, 2013 which materially affected, or was reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time we may be involved in litigation relating to claims arising out of our operations in the normal course of business. We are not currently a party to any legal proceedings that we believe would have a material adverse effect on our financial position, results of operations or cash flows.

Item 1A.	Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Registration Statement on Form S-4 (Commission File No. 333-187766) filed with the SEC on May 30, 2013, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

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

November 13, 2013	Chesapeake Oilfield Operating, L.L.C.

	By:	/s/ Jerry L. Winchester
Jerry L. Winchester
Chief Executive Officer

	By:	/s/ Cary D. Baetz
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