Form 10-Q
period 2015-09-30
Seventy Seven Energy Inc.
filed 2015-10-28
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

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

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of October 23, 2015, there were 56,746,769 shares of our $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	September 30, 2015	December 31, 2014
	(In thousands, except share amounts)
Assets:
Current Assets:
Cash	$156,219	$891
Accounts receivable, net of allowance of $4,646 and $3,311 at September 30, 2015 and December 31, 2014, respectively	162,059	421,555
Inventory	16,096	25,073
Deferred income tax asset	1,992	7,463
Prepaid expenses and other	20,120	19,072
Total Current Assets	356,486	474,054
Property and Equipment:
Property and equipment, at cost	2,626,044	2,749,886
Less: accumulated depreciation	(1,056,558)	(982,833)
Property and equipment held for sale, net	6,600	—
Total Property and Equipment, Net	1,576,086	1,767,053
Other Assets:
Equity method investment	8,806	7,816
Goodwill	27,434	27,434
Intangible assets, net	—	5,420
Deferred financing costs	26,138	23,851
Other long-term assets	33,419	6,924
Total Other Assets	95,797	71,445
Total Assets	$2,028,369	$2,312,552
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$42,259	$45,657
Current portion of long-term debt	5,000	4,000
Other current liabilities	140,561	215,752
Total Current Liabilities	187,820	265,409
Long-Term Liabilities:
Deferred income tax liabilities	79,347	159,273
Long-term debt, excluding current maturities	1,589,500	1,594,500
Other long-term liabilities	1,600	2,347
Total Long-Term Liabilities	1,670,447	1,756,120
Commitments and Contingencies (Note 8)
Stockholders’ Equity:
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 56,908,357 and 51,158,968 shares at September 30, 2015 and December 31, 2014, respectively	569	512
Paid-in capital	341,466	301,644
Accumulated deficit	(171,933)	(11,133)
Total Stockholders’ Equity	170,102	291,023
Total Liabilities and Stockholders’ Equity	$2,028,369	$2,312,552

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Revenues:
Revenues	$213,541	$526,773	$938,456	$1,585,948
Operating Expenses:
Operating costs	160,889	392,138	731,627	1,208,312
Depreciation and amortization	68,854	73,855	226,779	218,149
General and administrative	26,709	32,723	95,436	72,977
Loss on sale of a business	—	—	34,989	—
Losses (gains) on sales of property and equipment, net	1,804	454	15,023	(7,532)
Impairments and other	1,566	7,751	16,720	30,731
Total Operating Expenses	259,822	506,921	1,120,574	1,522,637
Operating (Loss) Income	(46,281)	19,852	(182,118)	63,311
Other (Expense) Income:
Interest expense	(25,480)	(23,606)	(73,964)	(55,913)
Gains on early extinguishment of debt	4,975	—	18,061	—
(Loss) income from equity investee	(230)	(347)	877	(5,764)
Other income (expense)	942	(134)	1,889	623
Total Other Expense	(19,793)	(24,087)	(53,137)	(61,054)
(Loss) Income Before Income Taxes	(66,074)	(4,235)	(235,255)	2,257
Income Tax (Benefit) Expense	(17,544)	(2,465)	(74,455)	873
Net (Loss) Income	$(48,530)	$(1,770)	$(160,800)	$1,384

(Loss) Earnings Per Common Share (Note 4)
Basic	$(0.95)	$(0.04)	$(3.24)	$0.03
Diluted	$(0.95)	$(0.04)	$(3.24)	$0.03

Weighted Average Common Shares Outstanding (Note 4)
Basic	51,117	47,331	49,627	47,139
Diluted	51,117	47,331	49,627	47,143

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2014	51,159	$512	$301,644	$(11,133)	$291,023
Net loss	—	—	—	(160,800)	(160,800)
Share-based compensation	5,749	57	39,822	—	39,879
Balance at September 30, 2015	56,908	$569	$341,466	$(171,933)	$170,102

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET (LOSS) INCOME	$(160,800)	$1,384
ADJUSTMENTS TO RECONCILE NET (LOSS) INCOME TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	226,779	218,149
Amortization of sale/leaseback gains	—	(5,401)
Amortization of deferred financing costs	3,381	5,048
Gains on early extinguishment of debt	(18,061)	—
Loss on sale of a business	34,989	—
Losses (gains) on sales of property and equipment, net	15,023	(7,532)
Impairments and other	16,720	21,030
(Income) loss from equity investee	(877)	5,764
Provision for doubtful accounts	1,930	2,062
Non-cash compensation	43,646	27,763
Deferred income tax benefit	(74,455)	(1,197)
Other	(810)	106
Changes in operating assets and liabilities	176,197	(115,130)
Net cash provided by operating activities	263,662	152,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(151,799)	(313,441)
Proceeds from sales of assets	18,573	68,537
Proceeds from sale of a business	15,000	—
Additions to investments	(112)	(213)
Other	3,434	63
Net cash used in investing activities	(114,904)	(245,054)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	160,100	930,900
Payments on revolving credit facility	(210,600)	(1,292,300)
Proceeds from issuance of senior notes, net of offering costs	—	493,825
Payments to extinguish senior notes	(31,305)	—
Proceeds from issuance of term loan, net of issuance costs	94,481	393,879
Payments on term loan	(3,500)	(1,000)
Deferred financing costs	(784)	(3,546)
Distributions to CHK	—	(421,920)
Other	(1,822)	(3,175)
Net cash provided by financing activities	6,570	96,663
Net increase in cash	155,328	3,655
Cash, beginning of period	891	1,678
Cash, end of period	$156,219	$5,333

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated financial statements of cash flows are presented below:

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
(Decrease) increase in other current liabilities related to purchases of property and equipment	$(9,459)	$39,197
Note receivable received as consideration for sale of a business	$27,000	$—
Property and equipment distributed to CHK at spin-off	$—	$(792)
Property and equipment contributed from CHK at spin-off	$—	$190,297
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest paid, net of amount capitalized	$69,181	$28,930

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Spin-off

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes present the financial position of Seventy Seven Energy Inc. (“SSE,” “we,” “us,” “our” or “ours”) as of September 30, 2015 and December 31, 2014, results of operations for the three and nine months ended September 30, 2015 and 2014, changes in equity for the nine months ended September 30, 2015 and cash flows for the nine months ended September 30, 2015 and 2014. These notes relate to the three and nine months ended September 30, 2015 (the “Current Quarter” and “Current Period,” respectively) and the three and nine months ended September 30, 2014 (the “Prior Quarter” and “Prior Period,” respectively). All significant intercompany accounts and transactions within SSE have been eliminated.

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

The consideration received consisted of $15.0 million in cash and a $27.0 million secured promissory note due June 15, 2020 (the “Note Receivable”). The Note Receivable bears a fixed interest rate of 9.00% per annum, which is payable quarterly in arrears beginning on June 30, 2015. Aveda can, at any time, make prepayments of principal before the maturity date without premium or penalty. The Note Receivable is secured by a second lien on substantially all of Aveda’s fixed assets and accounts receivable. The Note Receivable is presented in other long-term assets on our condensed consolidated balance sheet. During the Current Quarter and Current Period, we recognized interest income of $0.6 million and $0.7 million, respectively, related to the Note Receivable.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We recognized a loss of $35.0 million on the sale of Hodges in the Current Period. Additionally, during the Current Period, we recognized $2.1 million of additional stock-based compensation expense related to the vesting of restricted stock held by Hodges employees and $0.6 million of severance-related costs.

Hodges was included in our oilfield trucking segment. The sale of Hodges did not qualify as discontinued operations because the sale did not represent a strategic shift that had or will have a major effect on our operations or financial results.

3. Change in Accounting Estimate

We review the estimated useful lives of our property and equipment on an ongoing basis. Based on this review in the first quarter of 2015, we concluded that the estimated useful lives of certain drilling rig components and certain drilling rigs were shorter than the estimated useful lives used for depreciation in our consolidated financial statements. As a result, effective January 1, 2015, we changed our estimate of the useful lives of these components and the drilling rigs to better reflect the estimated periods during which these drilling rig components and drilling rigs will remain in service. The effect of the drilling rig component change in estimate resulted in an increase to depreciation expense of $10.9 million, pre-tax, during the Current Period. The effect of the change in estimate of certain drilling rigs was an increase of $0.6 million and $2.7 million, pre-tax, to depreciation expense during the Current Quarter and Current Period, respectively. For the Current Quarter and the Current Period, these changes increased our net loss by $0.4 million and $9.3 million, respectively, and increased our basic and diluted loss per share by $0.01 and $0.19, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands, except per share data)
Basic earnings per share(a):
Allocation of earnings:
Net (loss) income	$(48,530)	$(1,770)	$(160,800)	$1,384

Weighted average shares outstanding:
Weighted average shares outstanding, excluding unvested shares of restricted stock	51,117	47,331	49,627	47,139
Restricted stock(b)	—	—	—	—
Weighted average shares outstanding, basic	51,117	47,331	49,627	47,139

Basic (loss) earnings per share	$(0.95)	$(0.04)	$(3.24)	$0.03

Diluted earnings per share(a):
Allocation of earnings:
Net (loss) income	$(48,530)	$(1,770)	$(160,800)	$1,384

Weighted average shares outstanding:
Weighted average shares outstanding, basic	51,117	47,331	49,627	47,139
Stock options(c)	—	—	—	4
Weighted average shares outstanding, diluted	51,117	47,331	49,627	47,143

Diluted (loss) earnings per share	$(0.95)	$(0.04)	$(3.24)	$0.03

(a)
46,932,433 shares of our common stock were distributed to CHK shareholders on June 30, 2014 in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding for periods prior to the spin-off presented in the calculation of weighted average shares.

(b)
3,164,944 unvested restricted shares were excluded from both the Prior Quarter and Prior Period and 2,949,770 unvested restricted shares were excluded from the Current Period because these shares are not obligated to participate in our losses. No incremental shares of potentially dilutive restricted stock awards or units were included for the Current Quarter as their effect was antidilutive under the treasury stock method.

(c)	The exercise price of stock options exceeded the average market price of our common stock during the Current Quarter, Prior Quarter and Current Period. Therefore, the stock options were not dilutive.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Asset Sales and Impairments and Other

Asset Sales

During the Current Period, we sold our water hauling assets, which consisted of property and equipment that had a total carrying amount of $12.3 million, for $6.5 million. During the Prior Period we sold 15 Tier 3 drilling rigs and ancillary drilling equipment for $13.7 million. We sold our crude hauling assets, which included 124 fluid handling trucks and 122 trailers that had a total carrying amount of $20.7 million, for $43.8 million in the Prior Period. During the Current Period and Prior Period, we sold other ancillary equipment for $12.1 million and $11.0 million, respectively. We recorded net losses (gains) on sales of property and equipment of approximately $15.0 million and ($7.5) million related to these asset sales during the Current Period and Prior Period, respectively.

Impairments and Other

A summary of our impairments and other is as follows:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
	(In thousands)
Drilling rigs held for use	$—	$—	$3,290	$8,366
Drilling rigs held for sale	—	5,523	—	11,237
Lease termination costs	—	1,253	—	9,701
Drilling-related services equipment	—	—	8,687	—
Trucking and water disposal equipment	—	—	2,737	—
Other	1,566	975	2,006	1,427
Total impairments and other	$1,566	$7,751	$16,720	$30,731

We recognized $3.3 million and $8.4 million of impairment charges during the Current Period and Prior Period, respectively, for certain drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. Estimated fair value for these drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized $8.7 million of impairment charges during the Current Period for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. The estimated fair value for the drilling-related services equipment was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized $2.7 million of impairment charges during the Current Period for certain trucking and water disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair value for the trucking and fluid disposal equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

We recognized $5.5 million and $11.2 million of impairment charges during the Prior Quarter and Prior Period for certain drilling rigs and spare equipment we had identified to sell as part of our broader strategy to divest of non-essential drilling rigs. We are required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time that they met the criteria for held-for-sale accounting. Estimated fair value was based on the expected sales price, less costs to sell.

During the Prior Quarter and Prior Period, we purchased 2 and 33 of our leased drilling rigs for approximately $3.0 million and $134.0 million, respectively, and paid lease termination costs of approximately $1.3 million and $9.7 million, respectively. We subsequently sold ten of these drilling rigs.

We identified certain other property and equipment during the Current Quarter, Prior Quarter, Current Period, and Prior Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $1.6 million, $1.0 million, $2.0 million and $1.4 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively, related to these assets. Estimated fair value for this property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment. A prolonged period of low oil and natural gas prices or continued reductions in capital expenditures by CHK or our other customers would likely have an adverse impact on our utilization and the prices that we receive for our services. This could result in the recognition of future material impairment charges on the same, or additional, property and equipment if future cash flow estimates, based upon information then available to management, indicate that their carrying values are not recoverable.

6. Debt

As of September 30, 2015 and December 31, 2014, our long-term debt consisted of the following:

	September 30, 2015	December 31, 2014
	(In thousands)
6.625% Senior Notes due 2019	$650,000	$650,000
6.50% Senior Notes due 2022	450,000	500,000
Term Loans	494,500	398,000
Credit Facility	—	50,500
Total debt	1,594,500	1,598,500
Less: Current portion of long-term debt	5,000	4,000
Total long-term debt	$1,589,500	$1,594,500

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

The 2019 Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends and make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. The 2019 Senior Notes also have cross default provisions that apply to other indebtedness of SSE and any of its guarantor subsidiaries. If the 2019 Senior Notes achieve an investment grade rating from either Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”), our obligation to comply with certain of these covenants will be suspended, and if the 2019 Senior Notes achieve an investment grade rating from both Moody’s and S&P, then all such covenants will terminate.

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

The 2022 Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends and make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. The 2022 Notes also have cross default provisions that apply to other indebtedness of SSE and certain of our subsidiaries. If the 2022 Notes achieve an investment grade rating from either Moody’s or S&P, our obligation to comply with certain of these covenants will be suspended, and if the 2022 Notes achieve an investment grade rating from both Moody’s and S&P, then all such covenants will terminate.

During the Current Quarter, we repurchased and cancelled $10.0 million in aggregate principal amount of the 2022 Notes for $4.9 million. We recognized gains on extinguishment of debt of $5.0 million, which included accelerated amortization of deferred financing costs of $0.1 million. During the Current Period, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

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

We may prepay all or a portion of our Term Loan at any time. Borrowings under our Term Loan may be subject to mandatory prepayments with the net cash proceeds of certain issuances of debt, certain asset sales and other dispositions and certain condemnation events, and with excess cash flow in any calendar year in which our leverage ratio exceeds 3.25 to 1.00. The Term Loan contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates.

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

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Credit Facility

In June 2014, we, through SSO, entered into a five-year senior secured revolving bank credit facility (the “Credit Facility”) with total commitments of $275.0 million. The maximum amount that we may borrow under the Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable, subject to reserves and other adjustments. As of September 30, 2015, the Credit Facility had availability of $152.7 million, net of letters of credit of $10.2 million. All obligations under the Credit Facility are fully and unconditionally guaranteed jointly and severally by SSE, and all of our present and future direct and indirect material domestic subsidiaries. Borrowings under the Credit Facility are secured by liens on cash and accounts receivable of the borrowers and the guarantors, and bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the rate of interest publicly announced by Wells Fargo Bank, National Association, as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR Rate plus 1.00%, each of which is subject to an applicable margin, or (ii) LIBOR, plus, in each case, an applicable margin. The applicable margin ranges from 0.50% to 1.00% per annum for Base Rate loans and 1.50% to 2.00% per annum for LIBOR loans. The unused portion of the Credit Facility is subject to a commitment fee that varies from 0.250% to 0.375% per annum, according to average unused amounts. Interest on LIBOR loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on Base Rate loans is payable monthly in arrears.

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

7. Other Current Liabilities

Other current liabilities as of September 30, 2015 and December 31, 2014 are detailed below:

	September 30, 2015	December 31, 2014
	(In thousands)
Other Current Liabilities:
Accrued expenses	$47,061	$88,538
Payroll related	30,694	47,711
Insurance reserves	11,835	14,521
Interest	26,437	25,035
Income, property, sales, use and other taxes	7,983	13,937
Property and equipment	16,551	26,010
Total Other Current Liabilities	$140,561	$215,752

8. Commitments and Contingencies

Operating Leases

As of September 30, 2015, we were party to five lease agreements with various third parties to utilize 745 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement.

As of September 30, 2015, we were also party to various lease agreements for other property and equipment with varying terms.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Aggregate undiscounted minimum future lease payments under our operating leases at September 30, 2015 are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2015	$1,362	$562	$1,924
2016	5,447	951	6,398
2017	2,168	553	2,721
2018	1,445	182	1,627
2019	722	3	725
Total	$11,144	$2,251	$13,395

Rent expense for drilling rigs, real property, rail cars and other property and equipment for the Current Quarter, Prior Quarter, Current Period and Prior Period was $2.2 million, $5.6 million, $6.2 million and $33.2 million, respectively, and was included in operating costs in our condensed consolidated statements of operations.

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2015, we had $106.6 million of purchase commitments related to future capital expenditures that we expect to incur in the fourth quarter of 2015 and the first half of 2016. These commitments relate primarily to the construction of the remaining contracted PeakeRigs™.

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

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation (credit) expense of ($0.6) million, $2.5 million, $4.2 million and $7.6 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

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

Included in operating costs and general and administrative expenses is stock-based compensation expense of $9.9 million, $21.2 million, $32.4 million and $16.2 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Prior to the spin-off, we reimbursed CHK for these costs in accordance with the administrative services agreement. To the extent compensation cost related to employees indirectly involved in oilfield services operations, such amounts were charged to us through an overhead allocation and are reflected as general and administrative expenses.

Equity-Classified Awards

Restricted Stock. The fair value of restricted stock awards is determined based on the fair market value of SSE common shares on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested shares as of January 1, 2015	3,933	$24.02
Granted	4,003	$4.58
Vested	(1,480)	$21.81
Forfeited	(480)	$18.17
Unvested shares as of September 30, 2015	5,976	$12.02

As of September 30, 2015, there was $45.9 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately 28 months.

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

The following table provides information related to stock option activity for the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2015	348	$16.19	9.24	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at September 30, 2015	348	$16.19	7.49	$—
Exercisable at September 30, 2015	89	$16.46	7.53	$—

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

As of September 30, 2015, there was $0.5 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of approximately 14 months.

Other

Performance Share Units. CHK granted performance share units (“PSUs”) to our chief executive officer under CHK’s Long-Term Incentive Plan that includes both an internal performance measure and external market condition as it relates to CHK. Following the spin-off, compensation expense is recognized through the changes in fair value of the PSUs over the vesting period with a corresponding adjustment to equity and any related cash obligations are the responsibility of CHK. We recognized (credits) of ($0.1) million, ($0.6) million, ($1.3) million, and ($0.4) million for the Current Quarter, Prior Quarter, Current Period, and Prior Period, respectively.

10. Income Taxes
Through the effective date of the spin-off, our operations were included in the consolidated federal income tax return and other state returns for CHK. The income tax provision for the period before the spin-off has been prepared on a separate return basis for us and all of our subsidiaries. Accordingly, we have recognized deferred tax assets and liabilities for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases for all our subsidiaries as if each entity were a corporation, regardless of its actual characterization for U.S. federal income tax purposes. Our effective tax rate was 27%, 58%, 32% and 39% for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. Our effective tax rate can fluctuate as a result of the impact of state income taxes, permanent differences and changes in pre-tax income. Effective with the spin-off, we entered into a tax sharing agreement with CHK which governs the respective rights, responsibilities and obligations of each company, for tax periods prior to the spin-off, with respect to the payment of taxes, filing of tax returns, reimbursement of taxes, control of audits and other tax proceedings, liability for taxes that may be triggered as a result of the spin-off and other matters regarding taxes. Following the spin-off, we are not entitled to federal income tax net operating loss (“NOL”) carryforwards that were generated prior to the spin-off and that have historically been reflected in our net deferred income tax liabilities on our consolidated balance sheet. As of the spin-off date, we made an adjustment to our deferred tax liabilities of approximately $178.8 million to reflect the treatment of NOLs under the tax sharing agreement. In connection with the spin-off, we received a one-time step-up in tax basis of our assets due to the tax gain recognized by CHK related to the spin-off in the tax affected amount of approximately $202.6 million.

A valuation allowance for deferred tax assets, including NOLs, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. We had no valuation allowance at September 30, 2015 and December 31, 2014. However, some or all of these NOLs could expire unused if we are unable to generate sufficient taxable income in the future to utilize them or we enter into transactions that limit our right to use them. If it became more likely than not that NOLs will expire unused, we would have to record a valuation allowance to reflect this fact, which could materially increase our income tax expense, and therefore, adversely affect our results of operations in the period in which it is recorded. We will continue to assess the need for a valuation allowance in the future.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at September 30, 2015 and December 31, 2014.

11. Equity Method Investment

We own 49% of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”). We use the equity method of accounting to account for our investment in Maalt, which had a carrying value of $8.8 million as of September 30, 2015. We recorded equity method adjustments to our investment of ($0.2) million, ($0.3) million, $0.9 million and ($1.3) million for our share of Maalt’s income (loss) for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. We also made additional investments of $0.1 million and $0.2 million in the Current Period and Prior Period, respectively. As of September 30, 2015, the carrying value of our investment in Maalt is in excess of the underlying equity in Maalt’s net assets by approximately $8.9 million.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

We review our equity method investment for impairment whenever certain impairment indicators exist, including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment which is other than a temporary decline should be recognized. We estimated that the fair value of our investment in Maalt was approximately $7.9 million as of June 30, 2014, which was below the carrying value of the investment and resulted in a non-cash impairment charge of $4.5 million in the Prior Period, which is included in loss from equity investee on our condensed consolidated statements of operations. Estimated fair value for our investment in Maalt was determined using significant unobservable inputs (Level 3) based on an income approach.

Similar to our property and equipment, a prolonged period of low oil and natural gas prices would likely have an adverse impact on Maalt's financial condition, results of operations and cash flows. This could result in the recognition of future impairment charges related to our investment in Maalt.

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

	September 30, 2015		December 31, 2014
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
	(In thousands)
Financial assets:
Note Receivable	$27,000	$23,992	$—	$—

Financial liabilities:
6.625% Senior Notes due 2019	$650,000	$414,401	$650,000	$519,188
6.5% Senior Notes due 2022	$450,000	$180,000	$500,000	$296,250
Term Loans	$494,500	$426,106	$398,000	$379,095
Credit Facility	$—	$—	$50,500	$47,407

13. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from CHK and its affiliates were $100.5 million and $326.7 million as of September 30, 2015 and December 31, 2014, or 60% and 77%, respectively, of our total accounts receivable. Revenues from CHK and its affiliates were $136.0 million, $418.7 million, $656.5 million and $1,296.6 million for the Current Quarter, Prior Quarter, Current Period, and Prior Period, or 64%, 79%, 70% and 82%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion. See Note 14 for further discussion of agreements entered into as part of the spin-off, including a services agreement and rig-specific daywork drilling contracts.

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

On June 25, 2014, we entered into a transition services agreement with CHK under which CHK provides or makes available to us various administrative services and assets for specified periods beginning on the distribution date. In consideration for such services, we pay CHK fees, a portion of which is a flat fee, generally in amounts intended to allow CHK to recover all of its direct and indirect costs incurred in providing those services. These charges from CHK were $8.3 million and $9.3 million for the Current Period and Prior Period, respectively. This agreement was terminated during the second quarter of 2015.

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

In connection with the spin-off, we entered into rig-specific daywork drilling contracts with CHK for the provision of drilling services. The drilling contracts had a commencement date of July 1, 2014 and terms ranging from three months to three years. CHK has the right to terminate the drilling contracts under certain circumstances.

Prior to the spin-off, we were party to a facilities lease agreement with CHK pursuant to which we leased a number of the storage yards and physical facilities out of which we conduct our operations. We incurred $8.2 million of lease expense for the Prior Period under this facilities lease agreement. In connection with the spin-off, we acquired the property subject to the facilities lease agreement, and the facilities lease agreement was terminated.

Prior to the spin-off, CHK provided us with general and administrative services and the services of its employees pursuant to an administrative services agreement. These services included legal, accounting, treasury, environmental, safety, information technology and other corporate services. In return for the general and administrative services provided by CHK, we reimbursed CHK on a monthly basis for the overhead expenses incurred by CHK on our behalf in accordance with its allocation policy, which included costs and expenses incurred in connection with the provision of any of the services under the agreement, including the wages and benefits of CHK employees who perform services on our behalf. The administrative expense allocation was determined by multiplying revenues by a percentage determined by CHK based on the historical average of costs incurred on our behalf. All of the administrative cost allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if we had been operating as a stand-alone entity. These charges from CHK were $26.8 million for the Prior Period. In connection with the spin-off, we terminated the administrative services agreement and entered into the transition services agreement.

15. Segment Information

As of September 30, 2015, our revenues, income (loss) before income taxes and identifiable assets are primarily attributable to three reportable segments. During the Current Period, we sold the remaining business and assets included in the oilfield trucking segment. Our former oilfield trucking segment’s historical results for periods prior to the sales continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

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

Drilling. Our drilling segment provides land drilling and drilling-related services, including directional drilling for oil and natural gas exploration and development activities. As of September 30, 2015, we owned a fleet of 92 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides hydraulic fracturing and other well stimulation services. As of September 30, 2015, we owned 10 hydraulic fracturing fleets with an aggregate of 400,000 horsepower.

Oilfield Rentals. Our oilfield rentals segment provides premium rental tools for land-based oil and natural gas drilling, completion and workover activities.

Former Oilfield Trucking. Our oilfield trucking segment historically provided drilling rig relocation and logistics services as well as fluid handling services. During the Current Period, we sold Hodges, which provided drilling rig relocation and logistics services (see Note 2), and sold our water hauling assets. As part of the spin-off, we sold our crude hauling assets to a third party.

Other Operations. Prior to the spin-off, our other operations consist primarily of our compression unit manufacturing business and corporate functions, including our 2019 Notes, 2022 Notes, Term Loans and Credit Facility. As part of the spin-off, we distributed our compression unit manufacturing business to CHK.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
For The Three Months Ended September 30, 2015:
Revenues	$80,782	$118,137	$15,122	$—	$2,112	$(2,612)	$213,541
Intersegment revenues	(434)	—	(75)	—	(2,103)	2,612	—
Total revenues	$80,348	$118,137	$15,047	$—	$9	$—	$213,541
Depreciation and amortization	38,197	17,833	8,912	—	3,912	—	68,854
Losses (gains) on sales of property and equipment, net	1,952	172	(329)	—	9	—	1,804
Impairments and other	—	—	—	—	1,566	—	1,566
Interest expense	—	—	—	—	(25,480)	—	(25,480)
Gains on early extinguishment of debt	—	—	—	—	4,975	—	4,975
Loss from equity investee	—	(230)	—	—	—	—	(230)
Other income	402	102	27	—	411	—	942
Loss Before Income Taxes	$(8,703)	$(10,855)	$(10,028)	$—	$(36,488)	$—	$(66,074)

For The Three Months Ended September 30, 2014:
Revenues	$197,082	$245,128	$39,139	$42,865	$12,049	$(9,490)	$526,773
Intersegment revenues	3,312	—	(221)	(1,664)	(10,917)	9,490	—
Total revenues	$200,394	$245,128	$38,918	$41,201	$1,132	$—	$526,773
Depreciation and amortization	36,062	17,524	12,812	5,230	2,227	—	73,855
Losses (gains) on sales of property and equipment, net	331	(19)	(771)	907	6	—	454
Impairments and other(a)	6,796	—	955	—	—	—	7,751
Interest expense	—	—	—	—	(23,606)	—	(23,606)
Loss from equity investee	—	(347)	—	—	—	—	(347)
Other (expense) income	(146)	6	135	96	(225)	—	(134)
Income (Loss) Before Income Taxes	$24,234	$37,076	$(1,096)	$(5,636)	$(58,813)	$—	$(4,235)

(a)	Includes lease termination costs of $1.3 million for the Prior Quarter.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
For The Nine Months Ended September 30, 2015:
Revenues	$347,311	$483,565	$65,808	$45,512	$6,285	$(10,025)	$938,456
Intersegment revenues	(465)	—	(511)	(2,773)	(6,276)	10,025	—
Total revenues	$346,846	$483,565	$65,297	$42,739	$9	$—	$938,456
Depreciation and amortization	125,936	51,915	31,659	8,787	8,482	—	226,779
Loss on sale of a business	—	—	—	—	34,989	—	34,989
Losses (gains) on sales of property and equipment	9,903	171	(777)	5,728	(2)	—	15,023
Impairments and other	12,417	—	—	2,737	1,566	—	16,720
Interest expense	—	—	—	—	(73,964)	—	(73,964)
Gains on early extinguishment of debt	—	—	—	—	18,061	—	18,061
Income from equity investee	—	877	—	—	—	—	877
Other income	395	1,099	33	16	346	—	1,889
Loss Before Income Taxes	$(22,984)	$(2,893)	$(30,008)	$(38,420)	$(140,950)	$—	$(235,255)

For The Nine Months Ended September 30, 2014:
Revenues	$570,147	$672,860	$114,743	$156,626	$100,263	$(28,691)	$1,585,948
Intersegment revenues	(143)	—	(906)	(3,779)	(23,863)	28,691	—
Total revenues	$570,004	$672,860	$113,837	$152,847	$76,400	$—	$1,585,948
Depreciation and amortization	105,362	53,484	39,527	16,588	3,188	—	218,149
Losses (gains) on sales of property and equipment	16,126	(19)	(1,696)	(21,964)	21	—	(7,532)
Impairments and other(a)	29,569	207	955	—	—	—	30,731
Interest expense	—	—	—	—	(55,913)	—	(55,913)
Loss from equity investee	—	(5,764)	—	—	—	—	(5,764)
Other income (expense)	399	42	162	133	(113)	—	623
Income (Loss) Before Income Taxes	$36,028	$57,445	$(3,905)	$8,929	$(96,240)	$—	$2,257

As of September 30, 2015:
Total Assets	$1,172,483	$312,375	$104,330	$—	$439,181	$—	$2,028,369
As of December 31, 2014:
Total Assets	$1,322,160	$449,966	$155,683	$138,909	$247,013	$(1,179)	$2,312,552

(a)	Includes lease termination costs of $9.7 million for the Prior Period.

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

Set forth below are condensed consolidating financial statements for SSE (“Parent”) and SSO (“Subsidiary Issuer”) on a stand-alone, unconsolidated basis, and their combined guarantor subsidiaries as of September 30, 2015 and December 31, 2014 and for the three and nine months ended September 30, 2015 and 2014. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
	September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current Assets:
Cash	$78	$156,141	$—	$—	$156,219
Accounts receivable, net	—	186	161,873	—	162,059
Inventory	—	—	16,096	—	16,096
Deferred income tax asset	—	214	1,778	—	1,992
Prepaid expenses and other	—	35,228	11,613	(26,721)	20,120
Total Current Assets	78	191,769	191,360	(26,721)	356,486
Property and Equipment:
Property and equipment, at cost	—	31,446	2,594,598	—	2,626,044
Less: accumulated depreciation	—	(3,560)	(1,052,998)	—	(1,056,558)
Property and equipment held for sale, net	—	—	6,600	—	6,600
Total Property and Equipment, Net	—	27,886	1,548,200	—	1,576,086
Other Assets:
Equity method investment	—	—	8,806	—	8,806
Goodwill	—	—	27,434	—	27,434
Deferred financing costs, net	5,479	20,659	—	—	26,138
Other long-term assets	724	107,931	5,807	(81,043)	33,419
Investments in subsidiaries and intercompany advances	620,639	1,463,821	—	(2,084,460)	—
Total Other Assets	626,842	1,592,411	42,047	(2,165,503)	95,797
Total Assets	$626,920	$1,812,066	$1,781,607	$(2,192,224)	$2,028,369
Liabilities and Equity:
Current Liabilities:
Accounts payable	$58	$1,304	$40,897	$—	$42,259
Current portion of long-term debt	—	5,000	—	—	5,000
Other current liabilities	6,760	45,010	115,512	(26,721)	140,561
Total Current Liabilities	6,818	51,314	156,409	(26,721)	187,820
Long-Term Liabilities:
Deferred income tax liabilities	—	—	160,390	(81,043)	79,347
Long-term debt, excluding current maturities	450,000	1,139,500	—	—	1,589,500
Other long-term liabilities	—	613	987	—	1,600
Total Long-Term Liabilities	450,000	1,140,113	161,377	(81,043)	1,670,447
Total Stockholders’ Equity	170,102	620,639	1,463,821	(2,084,460)	170,102
Total Liabilities and Stockholders’ Equity	$626,920	$1,812,066	$1,781,607	$(2,192,224)	$2,028,369

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

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Revenues	$—	$3	$214,713	$(1,175)	$213,541
Operating Expenses:
Operating costs	—	—	160,889	—	160,889
Depreciation and amortization	—	2,010	66,845	—	68,854
General and administrative	12	10,533	17,338	(1,175)	26,709
Losses on sales of property and equipment, net	—	—	1,804	—	1,804
Impairments and other	—	—	1,566	—	1,566
Total Operating Expenses	12	12,543	248,442	(1,175)	259,822
Operating Loss	(12)	(12,540)	(33,729)	—	(46,281)
Other (Expense) Income:
Interest expense	(7,583)	(17,897)	—	—	(25,480)
Gains on early extinguishment of debt	4,975	—	—	—	4,975
Loss from equity investee	—	—	(230)	—	(230)
Other income	—	223	719	—	942
Equity in net loss of subsidiary	(47,142)	(24,175)	—	71,317	—
Total Other (Expense) Income	(49,750)	(41,849)	489	71,317	(19,793)
Loss Before Income Taxes	(49,762)	(54,389)	(33,240)	71,317	(66,074)
Income Tax Benefit	(1,232)	(7,247)	(9,065)	—	(17,544)
Net Loss	$(48,530)	$(47,142)	$(24,175)	$71,317	$(48,530)

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Three Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Revenues	$—	$1,264	$526,754	$(1,245)	$526,773
Operating Expenses:
Operating costs	—	1,037	392,344	(1,243)	392,138
Depreciation and amortization	—	86	73,769	—	73,855
General and administrative	148	32,149	426	—	32,723
Losses on sales of property and equipment, net	—	6	448	—	454
Impairments and other	—	—	7,751	—	7,751
Total Operating Expenses	148	33,278	474,738	(1,243)	506,921
Operating (Loss) Income	(148)	(32,014)	52,016	(2)	19,852
Other (Expense) Income:
Interest expense	(8,358)	(15,248)	—	—	(23,606)
Loss from equity investee	—	—	(347)	—	(347)
Other (expense) income	—	(284)	150	—	(134)
Equity in net earnings of subsidiary	2,669	32,387	—	(35,056)	—
Total Other (Expense) Income	(5,689)	16,855	(197)	(35,056)	(24,087)
(Loss) Income Before Income Taxes	(5,837)	(15,159)	51,819	(35,058)	(4,235)
Income Tax (Benefit) Expense	(4,067)	(17,829)	19,432	(1)	(2,465)
Net (Loss) Income	$(1,770)	$2,670	$32,387	$(35,057)	$(1,770)

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Revenues	$—	$3	$941,302	$(2,849)	$938,456
Operating Expenses:
Operating costs	—	—	731,627	—	731,627
Depreciation and amortization	—	2,872	223,907	—	226,779
General and administrative	39	36,505	61,741	(2,849)	95,436
Loss on sale of a business	—	34,989	—	—	34,989
(Gains) losses on sales of property and equipment, net	—	(19)	15,042	—	15,023
Impairments and other	—	—	16,720	—	16,720
Total Operating Expenses	39	74,347	1,049,037	(2,849)	1,120,574
Operating Loss	(39)	(74,344)	(107,735)	—	(182,118)
Other (Expense) Income:
Interest expense	(24,134)	(49,830)	—	—	(73,964)
Gains on early extinguishment of debt	18,061	—	—	—	18,061
Income from equity investee	—	—	877	—	877
Other income	—	170	1,719	—	1,889
Equity in net loss of subsidiary	(157,215)	(73,895)	—	231,110	—
Total Other (Expense) Income	(163,288)	(123,555)	2,596	231,110	(53,137)
Loss Before Income Taxes	(163,327)	(197,899)	(105,139)	231,110	(235,255)
Income Tax Benefit	(2,527)	(40,684)	(31,244)	—	(74,455)
Net Loss	$(160,800)	$(157,215)	$(73,895)	$231,110	$(160,800)

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Revenues	$—	$3,527	$1,585,885	$(3,464)	$1,585,948
Operating Expenses:
Operating costs	—	4,644	1,208,359	(4,691)	1,208,312
Depreciation and amortization	—	152	217,997	—	218,149
General and administrative	148	44,366	28,463	—	72,977
Losses (gains) on sales of property and equipment, net	—	6	(7,538)	—	(7,532)
Impairments and other	—	—	30,731	—	30,731
Total Operating Expenses	148	49,168	1,478,012	(4,691)	1,522,637
Operating (Loss) Income	(148)	(45,641)	107,873	1,227	63,311
Other (Expense) Income:
Interest expense	(8,810)	(47,103)	—	—	(55,913)
Loss from equity investee	—	—	(5,764)	—	(5,764)
Other (expense) income	—	(136)	759	—	623
Equity in net earnings of subsidiary	6,104	63,374	—	(69,478)	—
Total Other (Expense) Income	(2,706)	16,135	(5,005)	(69,478)	(61,054)
(Loss) Income Before Income Taxes	(2,854)	(29,506)	102,868	(68,251)	2,257
Income Tax (Benefit) Expense	(4,238)	(34,849)	39,494	466	873
Net Income	$1,384	$5,343	$63,374	$(68,717)	$1,384

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$(34,101)	$179,172	$437,550	$(318,959)	$263,662
Cash Flows From Investing Activities:
Additions to property and equipment	—	(11,060)	(140,739)	—	(151,799)
Proceeds from sales of assets	—	(172)	18,745	—	18,573
Proceeds from sale of a business	—	15,000	—	—	15,000
Additions to investments	—	—	(112)	—	(112)
Distributions from affiliates	65,407	—	—	(65,407)	—
Other	—	—	3,434	—	3,434
Net cash provided by (used in) investing activities	65,407	3,768	(118,672)	(65,407)	(114,904)
Cash Flows From Financing Activities:
Borrowings from revolving credit facility	—	160,100	—	—	160,100
Payments on revolving credit facility	—	(210,600)	—	—	(210,600)
Payments to extinguish senior notes	(31,305)	—	—	—	(31,305)
Proceeds from issuance of term loan, net of issuance costs	—	94,481	—	—	94,481
Payments on term loan	—	(3,500)	—	—	(3,500)
Deferred financing costs	—	(784)	—	—	(784)
Distributions to affiliates	—	(65,407)	(318,959)	384,366	—
Other	—	(1,822)	—	—	(1,822)
Net cash (used in) provided by financing activities	(31,305)	(27,532)	(318,959)	384,366	6,570
Net increase (decrease) in cash	1	155,408	(81)	—	155,328
Cash, beginning of period	77	733	81	—	891
Cash, end of period	$78	$156,141	$—	$—	$156,219

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
	Nine Months Ended September 30, 2014
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$60,339	$(14,288)	$207,622	$(101,627)	$152,046
Cash Flows From Investing Activities:
Additions to property and equipment	—	(9,351)	(304,090)	—	(313,441)
Proceeds from sale of assets	—	—	68,537	—	68,537
Additions to investment	—	—	(213)	—	(213)
Contributions to affiliates	(127,999)	(70,422)	—	198,421	—
Other	—	—	63	—	63
Net cash used in investing activities	(127,999)	(79,773)	(235,703)	198,421	(245,054)
Cash Flows From Financing Activities:
Borrowings from revolving credit facility	—	930,900	—	—	930,900
Payments on revolving credit facility	—	(1,292,300)	—	—	(1,292,300)
Proceeds from issuance of senior notes, net of offering costs	493,825	—	—	—	493,825
Proceeds from issuance of term loan, net of offering costs	—	393,879	—	—	393,879
Payment of term loans	—	(1,000)	—	—	(1,000)
Deferred financing costs	(981)	(2,565)	—	—	(3,546)
Distributions to CHK	(421,920)	—	—	—	(421,920)
Contributions from affiliates	—	68,691	28,103	(96,794)	—
Other	(3,175)	—	—	—	(3,175)
Net cash provided by financing activities	67,749	97,605	28,103	(96,794)	96,663
Net increase in cash	89	3,544	22	—	3,655
Cash, beginning of period	—	1,615	63	—	1,678
Cash, end of period	$89	$5,159	$85	$—	$5,333

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

17. Recently Issued Accounting Standards

In August 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2015-15, “Interest—Imputation of Interest,” which allows for line-of-credit arrangements to be handled consistently with ASU 2015-03. ASU 2015-15 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605),” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services.  In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period, and allows for early adoption for annual reporting periods beginning after December 15, 2016. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In July 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

In April 2015, the FASB issued Accounting Standards Update (“ASU”) No. 2015-03, “Interest—Imputation of Interest,” which simplifies the presentation of debt issuance costs by requiring debt issuance costs to be presented in the balance sheet as a direct deduction from the carrying amount of the related debt liability, consistent with debt discounts. ASU 2015-03 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, with early adoption permitted. We do not expect the adoption of this guidance to have a material effect on our consolidated financial statements.

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

The following discussion and analysis of our financial condition and results of operations relates to the three and nine months ended September 30, 2015 (the “Current Quarter” and “Current Period,” respectively), the three and nine months ended September 30, 2014 (the “Prior Quarter” and “Prior Period,” respectively), and the three months ended June 30, 2015 (the “Previous Quarter”) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2014.

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

Overview

We are a diversified oilfield services company providing a wide range of wellsite services to U.S. land-based E&P customers. We offer services and equipment that are strategic to our customers’ oil and natural gas operations. We conduct our business through three operating segments: Drilling, Hydraulic Fracturing and Oilfield Rentals. Our operations are geographically diversified across many of the most active oil and natural gas plays in the onshore United States, including the Anadarko and Permian Basins and the Eagle Ford, Haynesville, Marcellus, Niobrara and Utica Shales.

Since we commenced operations in 2001, we have actively grown our business and modernized our asset base. As of September 30, 2015, our marketed rig fleet of 92 rigs consisted of 32 Tier 1 rigs (including 21 proprietary PeakeRigs™), 57 Tier 2 rigs and three Tier 3 rigs. As of September 30, 2015, we also owned 10 hydraulic fracturing fleets with an aggregate of 400,000 horsepower and a diversified oilfield rentals business. We continue to modernize our asset base and are currently building five additional PeakeRigs™. For additional information regarding our business and strategies, please read “Business” in Item 1 of our Annual Report on Form 10-K.

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

The recent decline in commodity prices has reduced the level of United States drilling and completion activity and, consequently, the demand for our services. Since mid-2014, NYMEX WTI oil prices have declined by more than 50% to their lowest levels since 2009, as global production growth led by unconventional resource development onshore in the United States outpaced demand. In addition, NYMEX natural gas prices have fallen from multi-year highs in early 2014 as sustained production growth has outpaced domestic demand. We believe our modern, high-quality asset base, diversified footprint, strong relationship with CHK and contractual backlog will partially offset the consequences of decreasing drilling and completions activity levels; however, we expect reduced equipment utilization and pricing across each of our operating segments until there is a sustained recovery in commodity prices. The extent and length of the current down cycle is uncertain. If it is prolonged or worsens, it would likely have a material adverse impact on our business, financial condition, results of operations, and cash flows.

Backlog

We maintain a backlog of contract revenues under our contracts for the provision of drilling and hydraulic fracturing services. Our drilling and hydraulic fracturing backlogs as of September 30, 2015 were approximately $505.3 million and $387.6 million, respectively, with average durations of 16 months and 14 months, respectively. We calculate our drilling backlog by multiplying the day rate under our contracts by the number of days remaining under the contract. We calculate our hydraulic fracturing backlog by multiplying the (i) rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, many of our drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. We calculate our contract drilling early termination value assuming each rig remains stacked for the remainder of the term of the terminated contract. As a result of the foregoing, revenues could differ materially from the backlog and early termination amounts presented.

As of September 30, 2015, we expect to recognize revenues from backlog as follows (in millions):

	2015	2016	Thereafter
Backlog	$124.9	$473.4	$294.6

As of September 30, 2015, our total contract early termination value related to our drilling backlog was as follows (in millions):

	2015	2016	Thereafter
Drilling contract early termination value	$50.0	$162.4	$83.9

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

Adjusted EBITDA. The primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business is Adjusted EBITDA, which we define as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to add back non-cash stock compensation, impairments and other, gain or loss on sale of property and equipment, rig rent expense and certain non-recurring items, such as the sale of our drilling rig relocation and logistics business, the distribution of our compression manufacturing and geosteering businesses to CHK and the sale of our crude and water hauling assets. The table below shows our Adjusted EBITDA for the three and nine months ended September 30, 2015 and 2014 and the three months ended June 30, 2015.

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Adjusted EBITDA:
Consolidated	$41,059	$129,042	$44,321	$178,723	$327,544
Drilling	$33,911	$82,362	$38,342	$136,262	$213,575
Hydraulic Fracturing	$8,229	$54,504	$18,206	$52,695	$118,322
Oilfield Rentals	$(857)	$13,691	$(4,102)	$2,835	$37,511

Adjusted Revenues and Adjusted Operating Costs. Key financial and operating measurements that our management uses to analyze and monitor our period-over-period operating performance are “Adjusted Revenues” and “Adjusted Operating Costs”, which we define as revenues and operating costs before revenues and operating costs associated with our rig relocation and logistics business and water hauling assets that were sold in the Current Period, our compression unit manufacturing business and geosteering businesses that were distributed to CHK and our crude hauling assets that were sold to a third party as part of the spin-off. Adjusted operating costs are further adjusted to subtract rig rent expense and remove the non-recurring portion of expense related to unvested restricted stock that was cancelled and reissued as part of the spin-off.

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

Adjusted Revenues and Adjusted Operating Costs should not be considered in isolation or as a substitute for revenues and operating costs, respectively, prepared in accordance with GAAP. However, our management uses Adjusted Revenues and Adjusted Operating Costs to evaluate our period-over-period operating performance because our management believes these measures improve the comparability of our continuing business and for the same reasons believes these measures may be useful to an investor in evaluating our operating performance. A reconciliation of Adjusted Revenues and Adjusted Operating Costs to the GAAP measures of revenues and operating costs, respectively, is provided below in “—Results of Operations” for each period discussed.

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

Consolidated

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Net (loss) income	$(48,530)	$(1,770)	$(74,670)	$(160,800)	$1,384
Add:
Interest expense	25,480	23,606	24,968	73,964	55,913
Gains on extinguishment of debt	(4,975)	—	(13,085)	(18,061)	—
Income tax (benefit) expense	(17,544)	(2,465)	(40,679)	(74,455)	873
Depreciation and amortization	68,854	73,855	72,950	226,779	218,149
Loss on sale of a business and exit costs	1,355	—	34,989	36,344	—
Losses (gains) on sales of property and equipment, net	1,804	454	9,010	15,023	(7,532)
Impairments and other	1,566	7,751	8,882	16,720	30,731
Impairment of equity method investment	—	—	—	—	4,500
Non-cash compensation	12,160	27,763	13,131	43,646	27,763
Severance-related costs	1,517	361	3,102	6,023	651
Rent expense on buildings and real estate transferred from CHK(a)	—	—	—	—	8,187
Rig rent expense(b)	—	3,608	—	—	18,683
Interest income	(628)	—	(108)	(736)	—
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	4,898	(5,886)	(9,745)	13,115
Water hauling Adjusted EBITDA	—	(777)	55	(4,531)	(851)
Geosteering Adjusted EBITDA	—	—	—	—	957
Crude hauling Adjusted EBITDA	—	—	—	—	(5,066)
Compression unit manufacturing Adjusted EBITDA	—	—	—	—	13,073
Non-recurring credit to share-based compensation expense(c)	—	—	—	—	10,530
Adjusted EBITDA	$41,059	$129,042	$44,321	$178,723	$327,544

(a)
Rent on buildings and real estate transferred from CHK as part of the spin-off is included in operating costs and general and administrative expenses on the condensed consolidated statements of operations included in Item 1 of this report. Our operating costs include $8.0 million of rent expense associated with our lease of these facilities for the Prior Period. Our general and administrative expenses include $0.2 million of rent expense associated with our lease of these facilities for the Prior Period.

(b)
Rig rent expense associated with our lease of drilling rigs is included in operating costs on the condensed consolidated statements of operations included in Item 1 of this report. As of December 31, 2014, we had repurchased all of our leased drilling rigs.

(c)
We recorded a non-recurring credit to operating costs and general and administrative expenses during the second quarter of 2014 as a result of the cancellation and reissuance of unvested restricted stock awards related to the spin-off.

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Cash provided by operating activities	$103,984	$30,113	$132,164	$263,662	$152,046
Add:
Changes in operating assets and liabilities	(89,828)	74,976	(121,471)	(176,197)	115,130
Interest expense	25,480	23,606	24,968	73,964	55,913
Lease termination costs	—	1,253	—	—	9,701
Amortization of sale/leaseback gains	—	262	—	—	5,401
Amortization of deferred financing costs	(1,246)	(1,076)	(1,107)	(3,381)	(5,048)
(Loss) income from equity investees	(230)	(347)	136	877	(1,264)
Provision for doubtful accounts	654	(947)	(4)	(1,930)	(2,062)
Current tax expense	—	1,374	—	—	2,070
Exit costs of Former Oilfield Trucking	1,355	—	—	1,355	—
Severance-related costs	1,517	361	3,102	6,023	651
Rent expense on buildings and real estate transferred from CHK(a)	—	—	—	—	8,187
Rig rent expense(b)	—	3,608	—	—	18,683
Interest income	(628)	—	(108)	(736)	—
Other	—	(18)	810	810	(106)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	4,898	(5,886)	(9,745)	13,115
Water hauling Adjusted EBITDA	—	(777)	55	(4,531)	(851)
Geosteering Adjusted EBITDA	—	—	—	—	957
Crude hauling Adjusted EBITDA	—	—	—	—	(5,066)
Compression unit manufacturing Adjusted EBITDA	—	—	—	—	13,073
Non-recurring credit to share-based compensation expense(c)	—	—	—	—	10,530
Adjusted EBITDA	$41,059	$129,042	$44,321	$178,723	$327,544

(a)
Rent on buildings and real estate transferred from CHK as part of the spin-off is included in operating costs and general and administrative expenses on the condensed consolidated statements of operations included in Item 1 of this report. Our operating costs include $8.0 million of rent expense associated with our lease of these facilities for the Prior Period. Our general and administrative expenses include $0.2 million of rent expense associated with our lease of these facilities for the Prior Period.

(b)
Rig rent expense associated with our lease of drilling rigs is included in operating costs on the condensed consolidated statements of operations included in Item 1 of this report. As of December 31, 2014, we had repurchased all of our leased drilling rigs.

(c)
We recorded a non-recurring credit to operating costs and general and administrative expenses during the second quarter of 2014 as a result of the cancellation and reissuance of unvested restricted stock awards related to the spin-off.

Drilling

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Net (loss) income	$(6,392)	$15,146	$(9,689)	$(15,710)	$22,328
Add:
Income tax (benefit) expense	(2,311)	9,088	(5,279)	(7,274)	13,700
Depreciation and amortization	38,197	36,062	38,202	125,936	105,362
Losses on sales of property and equipment, net	1,952	331	3,564	9,903	16,126
Impairments and other	—	6,796	8,688	12,417	29,569
Non-cash compensation	2,273	11,331	2,344	9,942	11,331
Severance-related costs	192	—	512	1,048	63
Rent expense on buildings and real estate transferred from CHK	—	—	—	—	1,688
Rig rent expense	—	3,608	—	—	18,683
Less:
Geosteering Adjusted EBITDA	—	—	—	—	957
Non-recurring credit to share-based compensation expense	—	—	—	—	4,318
Adjusted EBITDA	$33,911	$82,362	$38,342	$136,262	$213,575

Hydraulic Fracturing

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Net (loss) income	$(7,973)	$21,173	$(457)	$(1,977)	$35,490
Add:
Income tax (benefit) expense	(2,882)	13,904	(248)	(916)	21,956
Depreciation and amortization	17,833	17,524	17,804	51,915	53,484
Losses (gains) on sales of property and equipment, net	172	(19)	4	171	(19)
Impairments and other	—	—	—	—	207
Impairment of equity method investment	—	—	—	—	4,500
Non-cash compensation	952	1,922	1,043	3,234	1,922
Severance-related costs	127	—	60	268	—
Rent expense on buildings and real estate transferred from CHK	—	—	—	—	1,259
Less:
Non-recurring credit to share-based compensation expense	—	—	—	—	477
Adjusted EBITDA	$8,229	$54,504	$18,206	$52,695	$118,322

Oilfield Rentals

	Three Months Ended			Nine Months Ended
	September 30,		June 30,	September 30,
	2015	2014	2015	2015	2014
	(In thousands)
Net loss	$(7,365)	$(686)	$(9,682)	$(20,511)	$(2,481)
Add:
Income tax benefit	(2,663)	(411)	(5,275)	(9,497)	(1,424)
Depreciation and amortization	8,912	12,812	10,575	31,659	39,527
Gains on sales of property and equipment, net	(329)	(771)	(277)	(777)	(1,696)
Impairments	—	955	—	—	955
Non-cash compensation	483	1,792	523	1,868	1,792
Severance-related costs	105	—	34	93	24
Rent expense on buildings and real estate transferred from CHK	—	—	—	—	1,415
Less:
Non-recurring credit to share-based compensation expense	—	—	—	—	601
Adjusted EBITDA	$(857)	$13,691	$(4,102)	$2,835	$37,511

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service. We expect our future capital needs will be funded by cash flows from operations, borrowings under our Credit Facility, access to capital markets and other financing transactions. We believe we will have adequate liquidity over the next twelve months to operate our business and meet our cash requirements.

As of September 30, 2015, we had cash of $156.2 million and working capital of $168.7 million. As of December 31, 2014, we had cash of $0.9 million and working capital of $208.6 million. As of October 23, 2015, we had cash of $126.8 million.

Long-Term Debt

The following table presents our long-term debt as of September 30, 2015 and December 31, 2014:

	September 30, 2015	December 31, 2014
	(in thousands)
6.625% Senior Notes due 2019	$650,000	$650,000
6.50% Senior Notes due 2022	450,000	500,000
Term Loans	494,500	398,000
Credit Facility	—	50,500
Total debt	1,594,500	1,598,500
Less: Current portion of long-term debt	5,000	4,000
Total long-term debt	$1,589,500	$1,594,500

During the Previous Quarter, we entered into an incremental $100.0 million junior lien financing under the Incremental Term Loan and received net proceeds of $94.5 million.

During the Current Period, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included the accelerated amortization of deferred financing costs of $0.6 million.

As of September 30, 2015, we had no outstanding borrowings under our revolving bank credit facility, letters of credit of $10.2 million, and availability of $152.7 million.

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
Our capital requirements in 2015 will consist of growth capital expenditures and maintenance capital expenditures.
Total capital expenditures were $151.8 million and $313.4 million for the Current Period and Prior Period, respectively. During the Prior Period, we purchased 33 of our leased drilling rigs for approximately $134.0 million. We currently expect our total capital expenditures to be under $200.0 million for 2015. We may increase, decrease or reallocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and a significant component of our anticipated capital spending is discretionary. In addition, from time to time we may use cash on hand in excess of our budgeted capital expenditures to repurchase and cancel our outstanding long-term debt or our common stock, subject to approval by our Board of Directors.

Cash Flow

Our cash flow depends in large part on the level of spending by our customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Period and Prior Period.

	Nine Months Ended September 30,
	2015	2014
	(Unaudited) (In thousands)
Cash Flow Statement Data:
Net cash provided by operating activities	$263,662	$152,046
Net cash used in investing activities	$(114,904)	$(245,054)
Net cash provided by financing activities	$6,570	$96,663
Cash, beginning of period	$891	$1,678
Cash, end of period	$156,219	$5,333

Operating Activities. Cash provided by operating activities was $263.7 million and $152.0 million for the Current Period and Prior Period, respectively. Changes in working capital items increased cash provided by operating activities by $176.2 million for the Current Period and decreased cash provided by operating activities by $115.1 million for the Prior Period. During the Current Period, the increase in cash provided by operating activities due to changes in working capital items was impacted by the timing of collection of accounts receivable and the decline in overall operational activity. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, amortization of sale-leaseback gains, gains or losses on sales of property and equipment, impairments, non-cash compensation, income or losses from equity investees and deferred income taxes.

Investing Activities. Cash used in investing activities was $114.9 million and $245.1 million for the Current Period and Prior Period, respectively. Capital expenditures are the main component of our investing activities. The majority of our capital expenditures for the Current Period and Prior Period were related to our investment in new PeakeRigs™ and the purchase of certain leased drilling rigs. We purchased 33 leased drilling rigs for approximately $134.0 million during the Prior Period. Cash used in investing activities was partially offset by proceeds from the sale of Hodges of $15.0 million during the Current Period and proceeds from asset sales in the amounts of $18.6 million and $68.5 million for the Current Period and Prior Period, respectively.

Financing Activities. Net cash provided by financing activities was $6.6 million and $96.7 million for the Current Period and Prior Period, respectively. We had borrowings and repayments under our credit facility of $160.1 million and $210.6 million, respectively, during the Current Period, and $930.9 million and $1,292.3 million, respectively, during the Prior Period. We paid deferred borrowing costs of $0.8 million and $3.5 million during the Current Period and Prior Period, respectively. During the Current Period, we borrowed $100.0 million under the Incremental Term Loan and received net proceeds of $94.5 million. We also repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million during the Current Period. During the Prior Period, we (i) entered into a $400.0 million seven-year term loan credit agreement and received net proceeds of $393.9 million, which we used to repay and terminate an existing credit facility in connection with the spin-off, and (ii) we issued $500.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 and used the net proceeds of $493.8 million from the 2022 Notes issuance to make a distribution of approximately $391.0 million to Chesapeake and for general corporate purposes. We made term loan repayments of $3.5 million and $1.0 million during the Current Period and Prior Period, respectively.

Results of Operations

Results of Operations—Three Months Ended September 30, 2015 vs. June 30, 2015

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Previous Quarter.

	Three Months Ended
	September 30, 2015	June 30, 2015
	(In thousands)
Revenues:
Revenues	$213,541	$295,128
Operating Expenses:
Operating costs	160,889	239,127
Depreciation and amortization	68,854	72,950
General and administrative	26,709	34,815
Loss on sale of a business	—	34,989
Losses on sales of property and equipment, net	1,804	9,010
Impairments and other	1,566	8,882
Total Operating Expenses	259,822	399,773
Operating Loss	(46,281)	(104,645)
Other (Expense) Income:
Interest expense	(25,480)	(24,968)
Gains on extinguishment of debt	4,975	13,085
(Loss) income from equity investee	(230)	136
Other income	942	1,043
Total Other Expense	(19,793)	(10,704)
Loss Before Income Taxes	(66,074)	(115,349)
Income Tax Benefit	(17,544)	(40,679)
Net Loss	$(48,530)	$(74,670)

Revenues. Revenues and Adjusted Revenues for the Current Quarter decreased $81.6 million and $68.1 million, respectively, from the Previous Quarter due to decreased utilization, increased number of rigs under contract being idled and increased pricing pressure during the Current Quarter. The majority of our revenues have historically been derived from CHK and its working interest partners. The percentage of our revenues derived from CHK was 64% and 69% for the Current Quarter and the Previous Quarter, respectively.

	Three Months Ended
	September 30, 2015	June 30, 2015
Revenue:	(In thousands)
Drilling	$80,348	$100,444
Hydraulic fracturing	118,137	163,411
Oilfield rentals	15,047	17,762
Former oilfield trucking	—	13,511
Other operations	9	—
Total	$213,541	$295,128

Adjusted Revenue(a):
Revenue	$213,541	$295,128
Less:
Drilling rig relocation and logistics revenues	—	10,578
Water hauling revenues	—	2,933
Adjusted Revenue	$213,541	$281,617

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with the drilling rig relocation and logistics business and water hauling assets sold during the Previous Quarter. For a description of our calculation of adjusted revenues and the reasons why our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Operating Costs. Operating costs and Adjusted Operating Costs for the Current Quarter decreased $78.2 million and $59.9 million, respectively, from the Previous Quarter primarily due to a decrease in labor-related costs and a decrease in product costs in our hydraulic fracturing segment. As a percentage of adjusted revenues, adjusted operating costs were 75% and 78% for the Current Quarter and Previous Quarter, respectively. The decrease was due to declines in labor-related costs partially offset by increases in repairs and maintenance.

	Three Months Ended
	September 30, 2015	June 30, 2015
Operating Costs:	(In thousands)
Drilling	$41,387	$57,148
Hydraulic fracturing	103,941	141,225
Oilfield rentals	14,037	20,224
Former oilfield trucking	—	18,382
Other operations	1,524	2,148
Total	$160,889	$239,127

Adjusted Operating Costs(a):
Operating Costs	$160,889	$239,127
Less:
Drilling rig relocation and logistics operating costs	—	15,596
Water hauling operating costs	—	2,786
Adjusted Operating Costs	$160,889	$220,745

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with the drilling rig relocation and logistics business and water hauling assets sold during the Previous Quarter. For a description of our calculation of adjusted operating costs and the reasons why our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling

	Three Months Ended
	September 30, 2015	June 30, 2015
	(In thousands)
Revenues	$80,348	$100,444
Operating costs	41,387	57,148
Gross margin	$38,961	$43,296

Drilling revenues for the Current Quarter decreased $20.1 million, or 20%, from the Previous Quarter. This decrease was primarily due to a 21% decline in revenue days. Average revenue per revenue day decreased 6% due to an increase in the number of rigs generating idle contract fees in the Current Quarter. Revenues from non-CHK customers increased to 42% of total segment revenues in the Current Quarter, comparing favorably to 36% for the Previous Quarter.

Drilling operating costs for the Current Quarter decreased $15.8 million, or 28%, from the Previous Quarter, primarily due to decreases in labor-related costs. Average operating costs per revenue day in the Current Quarter decreased 11% from the Previous Quarter, primarily due to a decrease in labor-related costs. As a percentage of drilling revenues, drilling operating costs were 52% and 57% for the Current Quarter and the Previous Quarter, respectively. The decrease was due to declines in labor-related costs partially offset by increases in repairs and maintenance expenses.

Hydraulic Fracturing

	Three Months Ended
	September 30, 2015	June 30, 2015
	(In thousands)
Revenues	$118,137	$163,411
Operating costs	103,941	141,225
Gross margin	$14,196	$22,186

Hydraulic fracturing revenues for the Current Quarter decreased $45.3 million, or 28%, from the Previous Quarter. This decrease was due to a 11% decline in revenues per stage and a 19% decline in stages completed during the Current Quarter. Revenues from non-CHK customers increased to 27% of total segment revenues in the Current Quarter, comparing favorably to 21% for the Previous Quarter.

Hydraulic fracturing operating costs for the Current Quarter decreased $37.3 million, or 26% from the Previous Quarter, primarily due to an 11% decrease in product costs per stage, which is the result of reducing proppant and fracturing fluid costs by leveraging our logistics infrastructure competitive advantage. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 88% and 86% for Current Quarter and Previous Quarter, respectively. The increase was due to increases in repairs and maintenance.

Oilfield Rentals

	Three Months Ended
	September 30, 2015	June 30, 2015
	(In thousands)
Revenues	$15,047	$17,762
Operating costs	14,037	20,224
Gross margin	$1,010	$(2,462)

Oilfield rental revenues for the Current Quarter decreased $2.7 million, or 15%, from the Previous Quarter. The decrease was primarily due to a decline in utilization attributable to reductions in drilling and completions activity by our customers. Revenues from non-CHK customers increased $0.7 million during the Current Quarter as compared to the Previous Quarter. As a percentage of total segment revenues, revenues from non-CHK customers increased to 77% of total segment revenues in the Current Quarter, comparing favorably to 62% for the Previous Quarter.

Oilfield rental operating costs for the Current Quarter decreased $6.2 million, or 31%, from the Previous Quarter. The decrease was primarily due to a decline in labor-related costs and subcontracting services. As a percentage of oilfield rental revenues, oilfield rental operating costs were 93% and 114% for the Current Quarter and Previous Quarter, respectively. The decrease was due to declines in labor-related costs and sub-contracting services.

Former Oilfield Trucking

	Three Months Ended
	September 30, 2015	June 30, 2015
	(In thousands)
Revenues	$—	$13,511
Operating costs	—	18,382
Gross margin	$—	$(4,871)

During the Previous Quarter, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Previous Quarter were $68.9 million and $73.0 million, respectively. The decrease is primarily due to the elimination of $3.7 million of depreciation expense related to the Former Oilfield Trucking segment. As a percentage of revenues, depreciation and amortization expense was 32% and 25% for the Current Quarter and Previous Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Previous Quarter were $26.7 million and $34.8 million, respectively. We incurred non-cash compensation expenses of $8.3 million and $8.6 million and severance-related costs of $1.5 million and $3.1 million during the Current Quarter and Previous Quarter, respectively. We incurred charges of $2.7 million for services provided by CHK pursuant to the transition services agreement during the Previous Quarter. As a percentage of revenues, general and administrative expenses were 13% and 12% for the Current Quarter and Previous Quarter, respectively. As of June 30, 2015, we terminated all remaining services being provided by CHK under the transition services agreement.

Losses on Sales of Property and Equipment, Net. We recorded losses on sales of property and equipment of $1.8 million and $9.0 million during the Current Quarter and Previous Quarter, respectively. During the Current Quarter, we sold certain drilling rig components and spare equipment that we had identified to sell as part of our broader strategy to divest of non-essential assets. During the Previous Quarter, we sold our water hauling assets.

Impairments and Other. During the Current Quarter, we recognized impairment charges of $1.6 million for non-strategic real property under contract to be sold. During the Previous Quarter, we recognized impairment charges of $8.7 million and $0.2 million related to drilling-related services equipment and trucking and fluid disposal equipment, respectively, that we deemed to be impaired based on expected future cash flows of this equipment.

Interest Expense. Interest expense for the Current Quarter and Previous Quarter was $25.5 million and $25.0 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. The increase in interest expense from the Previous Quarter to the Current Quarter was primarily due to borrowings under the Incremental Term Loan incurred in the Previous Quarter.

Gains on Extinguishment of Debt. During the Current Quarter, we repurchased and cancelled $10.0 million in aggregate principal amount of the 2022 Notes for $4.9 million. We recognized a gain on extinguishment of debt of $5.0 million, which includes accelerated amortization of deferred financing costs of $0.1 million. During the Previous Quarter, we repurchased and cancelled $40.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $26.4 million. We recognized gains on extinguishment of debt of $13.1 million, which includes accelerated amortization of deferred financing costs of $0.5 million.

(Loss) income from Equity Investee. (Loss) income from equity investee was ($0.2) million and $0.1 million for the Current Quarter and Previous Quarter, respectively, which was a result of our 49% membership interest in Maalt.

Other Income. Other income was $0.9 million and $1.0 million for the Current Quarter and Previous Quarter, respectively.

Income Tax Benefit. We recorded income tax benefit of $17.5 million and $40.7 million for the Current Quarter and Previous Quarter, respectively. The $23.2 million decrease in income tax benefit recorded for the Current Quarter was primarily the result of a decrease in net loss before taxes of $49.3 million from the Previous Quarter to the Current Quarter. Our effective income tax rate for the Current Quarter and Previous Quarter was 27% and 35%, respectively. The decrease in our effective tax rate was due to higher permanent differences and their impact on a lower pre-tax loss in the Current Quarter compared to the Previous Quarter.

Three Months Ended September 30, 2015 vs. September 30, 2014

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Prior Quarter.

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues:
Revenues	$213,541	$526,773
Operating Expenses:
Operating costs	160,889	392,138
Depreciation and amortization	68,854	73,855
General and administrative	26,709	32,723
Losses on sales of property and equipment, net	1,804	454
Impairments and other	1,566	7,751
Total Operating Expenses	259,822	506,921
Operating (Loss) Income	(46,281)	19,852
Other (Expense) Income:
Interest expense	(25,480)	(23,606)
Gains on extinguishment of debt	4,975	—
Loss from equity investee	(230)	(347)
Other income (expense)	942	(134)
Total Other Expense	(19,793)	(24,087)
Loss Before Income Taxes	(66,074)	(4,235)
Income Tax Benefit	(17,544)	(2,465)
Net Loss	$(48,530)	$(1,770)

Revenues. Revenues and Adjusted Revenues for the Current Quarter decreased $313.2 million and $272.0 million, respectively, from the Prior Quarter. The decrease was primarily due to decreased utilization, increased number of rigs under contract being idled and increased pricing pressure. The percentage of our revenues derived from CHK was 64% and 79% for the Current Quarter and Prior Quarter, respectively.

	Three Months Ended September 30,
	2015	2014
Revenue:	(In thousands)
Drilling	$80,348	$200,394
Hydraulic fracturing	118,137	245,128
Oilfield rentals	15,047	38,918
Former oilfield trucking	—	41,201
Other operations	9	1,132
Total	$213,541	$526,773

Adjusted Revenue(a):
Revenue	$213,541	$526,773
Less:
Drilling rig relocation and logistics revenues	—	29,520
Water hauling revenues	—	11,681
Adjusted Revenue	$213,541	$485,572

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with our rig relocation and logistics business and water hauling assets that were sold in the Previous Quarter. For a description of our calculation of adjusted revenues and the reasons why our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Operating Costs. Operating costs and Adjusted Operating Costs for the Current Quarter decreased $231.2 million and $181.2 million, respectively, from the Prior Quarter. The decrease was due to declines in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment. As a percentage of adjusted revenues, adjusted operating costs were 75% and 70% for the Current Quarter and Prior Quarter, respectively. The increase was due primarily to declines in utilization.

	Three Months Ended September 30,
	2015	2014
Operating Costs:	(In thousands)
Drilling	$41,387	$133,042
Hydraulic fracturing	103,941	190,730
Oilfield rentals	14,037	26,963
Former oilfield trucking	—	40,264
Other operations	1,524	1,139
Total	$160,889	$392,138

Adjusted Operating Costs(a):
Operating Costs	$160,889	$392,138
Less:
Drilling rig relocation and logistics operating costs	—	27,475
Water hauling operating costs	—	12,788
Rig rent expense	—	3,608
Non-recurring debit to share-based compensation expense	—	6,178
Adjusted Operating Costs	$160,889	$342,089

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the Previous Quarter and less rig rent expense and a non-recurring debit to share-based compensation expense related to the spin-off. For a description of our calculation of adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$80,348	$200,394
Operating costs(a)	41,387	133,042
Gross margin	$38,961	$67,352

Adjusted Operating Costs(a):
Operating costs	$41,387	$133,042
Less:
Non-recurring debit to share-based compensation expense	—	3,726
Rig rent expense	—	3,608
Adjusted Operating Costs(a)	$41,387	$125,708

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs less rig rent expense and a non-recurring debit to share-based compensation expense related to the spin-off. For a description of our calculation of adjusted revenues and adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling revenues for the Current Quarter decreased $120.0 million, or 60%, from the Prior Quarter, which was primarily due to a 67% decrease in utilization. The average revenue per day for the Current Quarter decreased 6% from the Prior Quarter primarily due to an increase in the number of rigs generating idle contract fees in the Current Quarter. The share of revenues from non-CHK customers increased to 42% of total segment revenues in the Current Quarter, comparing favorably to 35% for the Prior Quarter.

Drilling operating costs for the Current Quarter decreased $91.7 million, or 69%, from the Prior Quarter, due primarily to a decrease in labor-related costs and lower fleet utilization. As a percentage of drilling revenues, drilling operating costs were 52% and 66% for the Current Quarter and the Prior Quarter, respectively. The decrease was due to declines in labor-related costs.

Hydraulic Fracturing

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$118,137	$245,128
Operating costs	103,941	190,730
Gross margin	$14,196	$54,398

Hydraulic fracturing revenues for the Current Quarter decreased $127.0 million, or 52%, from the Prior Quarter, which was primarily due to a 46% decrease in revenues per stage, in addition to a 10% decrease in completed stages. Revenues from non-CHK customers increased $19.6 million to 27% of total segment revenues in the Current Quarter, comparing favorably to 5% in the Prior Quarter.

Hydraulic fracturing operating costs for the Current Quarter decreased $86.8 million, or 46% from the Prior Quarter, primarily due to a 49% decrease in product costs and reduced labor-related costs. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 88% and 78% for the Current Quarter and Prior Quarter, respectively. The increase was due to increases in transportation and repairs and maintenance.

Oilfield Rentals

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$15,047	$38,918
Operating costs	14,037	26,963
Gross margin	$1,010	$11,955

Oilfield rental revenues for the Current Quarter decreased $23.9 million, or 61%, from the Prior Quarter, which was primarily due to a decline in utilization by CHK and pricing pressure. Revenues from non-CHK customers increased $3.8 million to 77% of total segment revenues in the Current Quarter, comparing favorably to 20% for the Prior Quarter.

Oilfield rental operating costs for the Current Quarter decreased $12.9 million, or 48%, from the Prior Quarter, which was primarily due to lower utilization, decreases in labor-related costs and lower repairs and maintenance expenses. As a percentage of oilfield rental revenues, oilfield rental operating costs were 93% and 69% for the Current Quarter and Prior Quarter, respectively. The increase was due to significant declines in fleet utilization and increased pricing pressure.

Former Oilfield Trucking

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$—	$41,201
Operating costs	—	40,264
Gross margin	$—	$937

During the Current Period, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Operations

	Three Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$9	$1,132
Operating costs	1,524	1,139
Gross margin	$(1,515)	$(7)

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Prior Quarter was $68.9 million and $73.9 million, respectively. The decrease is primarily due to the Prior Quarter including $5.2 million related to the Former Oilfield Trucking segment. As a percentage of revenues, depreciation and amortization expense was 32% and 14% for the Current Quarter and Prior Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Prior Quarter were $26.7 million and $32.7 million, respectively. During the Prior Quarter, we incurred charges of $9.3 million pursuant to the administrative services agreement provided by CHK. Services provided by CHK pursuant to the transition services agreement were terminated in the Previous Quarter. We incurred non-cash compensation expenses of $8.3 million and $9.2 million and severance-related costs of $1.5 million and $0.4 million during the Current Quarter and Prior Quarter, respectively. As a percentage of revenues, general and administrative expenses were 13% and 6% for the Current Quarter and Prior Quarter, respectively.

Losses on Sales of Property and Equipment, Net. We recorded losses on sales of property and equipment of $1.8 million and $0.5 million during the Current Quarter and Prior Quarter, respectively. During the Current Quarter, we sold certain drilling rig components and spare equipment that we had identified as part of our broader strategy to divest of non-essential assets. During the Prior Quarter, we sold ancillary equipment not utilized in our business.

Impairments and Other. During the Current Quarter and Prior Quarter, we recognized impairments of $1.6 million and $7.8 million, respectively. During the Prior Quarter, we recorded $5.5 million of impairment charges for certain drilling rigs and spare equipment we identified to sell as part of our broader strategy to divest of non-essential drilling rigs and we also purchased 2 leased drilling rigs and paid lease termination costs of approximately $1.3 million. We also identified certain other property and equipment during the Current Quarter and Prior Quarter that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the related equipment and recognized impairments of $1.6 million and $1.0 million related to this equipment.

Interest Expense. Interest expense for the Current Quarter and Prior Quarter was $25.5 million and $23.6 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. The increase in interest expense from the Prior Quarter to the Current Quarter was primarily due to the additional debt issued in conjunction with the spin-off in addition to the Incremental Term Loan, partially offset by the repurchase and cancellation of $50.0 million principal amount of 6.50% Senior Notes due 2022.

Gains on Extinguishment of Debt. During the Current Quarter, we repurchased and cancelled $10.0 million in aggregate principal amount of the 2022 Notes for $4.9 million. We recognized a gain on extinguishment of debt of $5.0 million, which includes accelerated amortization of deferred financing costs of $0.1 million.

Loss from Equity Investee. Loss from equity investee was $0.2 million and $0.3 million for the Current Quarter and Prior Quarter, respectively, which was a result of our 49% membership interest in Maalt.

Other Income (Expense). Other income was $0.9 million and ($0.1) million for the Current Quarter and Prior Quarter, respectively.

Income Tax Benefit. We recorded an income tax benefit of $17.5 million and $2.5 million for the Current Quarter and Prior Quarter, respectively. The $15.0 million increase in income tax benefit recorded for the Current Quarter was primarily the result of an increase in net loss before taxes of $61.8 million from the Prior Quarter to the Current Quarter. Our effective income tax rate for the Current Quarter and Prior Quarter was 27% and 58%, respectively. The decrease in our effective tax rate from the Prior Quarter to the Current Quarter was primarily the result of permanent differences having a greater impact on our effective tax rate in the Prior Quarter due to lower pre-tax loss.

Results of Operations—Nine Months Ended September 30, 2015 vs. September 30, 2014

The following table sets forth our condensed consolidated statements of operations for the Current Period and Prior Period.

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues:
Revenues	$938,456	$1,585,948
Operating Expenses:
Operating costs	731,627	1,208,312
Depreciation and amortization	226,779	218,149
General and administrative	95,436	72,977
Loss on sale of a business	34,989	—
Losses (gains) on sales of property and equipment, net	15,023	(7,532)
Impairments and other	16,720	30,731
Total Operating Expenses	1,120,574	1,522,637
Operating (Loss) Income	(182,118)	63,311
Other (Expense) Income:
Interest expense	(73,964)	(55,913)
Gains on extinguishment of debt	18,061	—
Income (loss) from equity investee	877	(5,764)
Other income	1,889	623
Total Other Expense	(53,137)	(61,054)
(Loss) Income Before Income Taxes	(235,255)	2,257
Income Tax (Benefit) Expense	(74,455)	873
Net (Loss) Income	$(160,800)	$1,384

Revenues. Revenues and Adjusted Revenues for the Current Period decreased $647.5 million and $458.8 million, respectively, from the Prior Period primarily due to decreased utilization, increased number of rigs under contract being idled and increased pricing pressure. The percentage of our revenues derived from CHK was 70% and 82% for the Current Period and Prior Period, respectively.

	Nine Months Ended September 30,
	2015	2014
Revenue:	(In thousands)
Drilling	$346,846	$570,004
Hydraulic fracturing	483,565	672,860
Oilfield rentals	65,297	113,837
Former oilfield trucking	42,739	152,847
Other operations	9	76,400
Total	$938,456	$1,585,948

Adjusted Revenue(a):
Revenue	$938,456	$1,585,948
Less:
Drilling rig relocation and logistics revenues	34,408	92,558
Water hauling revenues	8,331	36,460
Compression unit manufacturing revenues	—	74,650
Geosteering revenues	—	3,940
Crude hauling revenues	—	23,829
Adjusted Revenue	$895,717	$1,354,511

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the Previous Quarter, our compression unit manufacturing and geosteering businesses that were distributed to CHK, and our crude hauling assets that were sold to a third party as part of the spin-off. For a description of our calculation of adjusted revenues and the reasons our why management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Operating Costs. Operating costs and Adjusted Operating costs decreased $476.7 million and $305.0 million, respectively, in the Current Period compared to the Prior Period. The decrease was primarily due to a decrease in labor-related costs, a decline in utilization in our drilling and oilfield rental segments and a decrease in product costs in our hydraulic fracturing segment. As a percentage of adjusted revenues, Adjusted Operating Costs were 76% and 72% for the Current Period and Prior Period, respectively. The increase was due to declines in utilization.

	Nine Months Ended September 30,
	2015	2014
Operating Costs:	(In thousands)
Drilling	$196,675	$375,855
Hydraulic fracturing	416,472	547,025
Oilfield rentals	57,880	77,446
Former oilfield trucking	54,674	145,328
Other operations	5,926	62,658
Total	$731,627	$1,208,312

Adjusted Operating Costs(a):
Operating Costs	$731,627	$1,208,312
Add:
Non-recurring credit to share-based compensation expense	—	7,314
Less:
Drilling rig relocation and logistics operating costs	42,577	80,649
Water hauling operating costs	12,097	37,425
Rig rent expense	—	18,683
Geosteering operating costs	—	2,895
Crude hauling operating costs	—	27,254
Compression unit manufacturing operating costs	—	60,616
Non-recurring debit to share-based compensation expense	—	6,178
Adjusted Operating Costs(a)	$676,953	$981,926

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with our rig relocation and logistics business and water hauling assets that were sold in the Previous Quarter, our compression unit manufacturing and geosteering businesses that were distributed to CHK, and our crude hauling assets that were sold to a third party as part of the spin-off, further adjusted to add a non-recurring credit to share-based compensation expense that resulted from the cancellation of CHK awards at spin-off and subtract rig rent expense and a non-recurring debit to share-based compensation expense related to the spin-off. For a description of our calculation of adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$346,846	$570,004
Operating costs	196,675	375,855
Gross margin	$150,171	$194,149

Adjusted Revenues(a):
Revenues	$346,846	$570,004
Less:
Geosteering revenues	—	3,940
Adjusted Revenues(a)	$346,846	$566,064

Adjusted Operating Costs(a):
Operating costs	$196,675	$375,855
Add:
Non-recurring credit to share-based compensation expense	—	4,318
Less:
Rig rent expense	—	18,683
Geosteering operating costs	—	2,895
Non-recurring debit to share-based compensation expense	—	3,726
Adjusted Operating Costs(a)	$196,675	$354,869

(a)
“Adjusted Revenues” and “Adjusted Operating Costs” are non-GAAP financial measures of revenues and operating costs that excludes revenues and operating costs associated with the geosteering business distributed to CHK. Operating costs are further adjusted add a non-recurring credit to share-based compensation expense that resulted from the cancellation of CHK awards at spin-off and subtract rig rent expense and a non-recurring debit to share-based compensation expense related to the spin-off. For a description of our calculation of adjusted revenues and adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling revenues for the Current Period decreased $223.2 million, or 39%, from the Prior Period, which was primarily due to a 44% decrease in revenue days associated with rigs under contract being idled. Average revenue per revenue day for the Current Period remained unchanged from the Prior Period. Revenues from non-CHK customers decreased $45.4 million during the Current Period as compared to the Prior Period. However, revenues from non-CHK customers increased to 40% of total segment revenues in the Current Period, comparing favorably to 32% for the Prior Period.

Drilling operating costs for the Current Period decreased $179.2 million, or 48%, from the Prior Period primarily due to a decrease in labor-related costs, lower repairs and maintenance expense and the elimination of rig rent expense. As a percentage of drilling revenues, drilling operating costs were 57% and 66% for the Current Period and Prior Period, respectively. The decrease was due to declines in labor-related costs.

Hydraulic Fracturing

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$483,565	$672,860
Operating costs	416,472	547,025
Gross margin	$67,093	$125,835

Hydraulic fracturing revenues for the Current Period decreased $189.3 million, or 28%, from the Prior Period, which was primarily due to a 39% decrease in revenues per stage, partially offset by an 18% increase in stages completed. Revenues from non-CHK customers increased $64.7 million to 17% of total segment revenues in the Current Period, comparing favorably to 3% for the Prior Period.

Hydraulic fracturing operating costs for the Current Period decreased $130.6 million, or 24%, from the Prior Period, which was primarily due to a 25% decrease in product costs. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 86% and 81% for the Current Period and Prior Period, respectively. The increase was due to increases in transportation and repairs and maintenance.

Oilfield Rentals

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$65,297	$113,837
Operating costs	57,880	77,446
Gross margin	$7,417	$36,391

Oilfield rental revenues for the Current Period decreased $48.5 million, or 43%, from the Prior Period, which was primarily due to a decline in utilization and pricing pressure. Revenues from non-CHK customers increased $19.0 million to 56% of total segment revenues in the Current Period, comparing favorably to 16% for the Prior Period.

Oilfield rental operating costs for the Current Period decreased $19.6 million, or 25%, from the Prior Period. The decrease was primarily due to a decrease in repairs and maintenance expenses due to lower utilization and a decrease in labor-related costs. As a percentage of oilfield rental revenues, oilfield rental operating costs were 89% and 68% for the Current Period and Prior Period, respectively. The increase was due to one-time labor-related costs in the Current Period and significant declines in fleet utilization.

Former Oilfield Trucking

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$42,739	$152,847
Operating costs	54,674	145,328
Gross margin	$(11,935)	$7,519

During the Current Period, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Operations

	Nine Months Ended September 30,
	2015	2014
	(In thousands)
Revenues	$9	$76,400
Operating costs	5,926	62,658
Gross margin	$(5,917)	$13,742

Adjusted Revenue(a):
Revenue	$9	$76,400
Less:
Compression unit manufacturing revenues	—	74,650
Adjusted Revenue(a)	$9	$1,750

Adjusted Operating Costs(a):
Operating Costs	$5,926	$62,658
Add:
Non-recurring credit to share-based compensation expense(a)	—	138
Less:
Non-recurring debit to share-based compensation expense(a)	—	101
Compression unit manufacturing operating costs	—	60,616
Adjusted Operating Costs(a)	$5,926	$2,079

(a)
“Adjusted Revenues” and “Adjusted Operating Costs” are non-GAAP financial measures of revenues before revenues and operating costs associated with the compression unit business distributed to CHK. Operating costs are further adjusted add a non-recurring credit to share-based compensation expense that resulted from the cancellation of CHK awards at spin-off and a non-recurring debit to share-based compensation expense related to the spin-off. For a description of our calculation of adjusted revenues and adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Our other operations currently consists of corporate functions. As part of the spin-off, we distributed our compression manufacturing business to CHK, which was historically included in our other operations results.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Period and Prior Period was $226.8 million and $218.1 million, respectively. The increase is primarily due to a change in accounting estimate for estimated useful lives of certain components of drilling rigs and certain drilling rigs. Please see Note 3 to our condensed consolidated financial statements in Item 1 of this report. As a percentage of revenues, depreciation and amortization expense was 24% and 14% for the Current Period and Prior Period, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Period and Prior Period were $95.4 million and $73.0 million, respectively. The increase was primarily due to an increase in labor-related costs and secondarily, the incremental costs of being a stand-alone public entity. Prior to the spin-off, we were allocated corporate overhead from CHK which covered costs of functions such as legal, accounting, treasury, environmental safety, information technology and other corporate services. Under this allocation, we incurred charges of $26.8 million in the Prior Period. In connection with the spin-off, we terminated the administrative services agreement and entered into the transition services agreement under which CHK provided or made available to us various administrative services and assets for specified periods beginning on the distribution date. During the Current Period and Prior Period, we incurred charges of $8.3 million and $9.3 million, respectively, for services provided by CHK pursuant to the transition services agreement. As of June, 30, 2015, SSE terminated all remaining services being provided by CHK. We incurred non-cash compensation expenses of $26.5 million and $9.2 million in addition to severance-related costs of $6.0 million and $0.7 million during the Current Period and Prior Period, respectively. Included in the non-cash compensation expenses and severance-related costs for the Current Period are $2.1 million and $0.6 million, respectively, related to the sale of Hodges. As a percentage of revenues, general and administrative expenses were 10% and 5% for the Current Quarter and Prior Quarter, respectively.

Loss on Sale of a Business. On June 14, 2015, we sold Hodges, previously our wholly-owned subsidiary that provided drilling rig relocation and logistics services, for aggregate consideration of $42.0 million. We recognized a loss of $35.0 million on the sale during the Current Period.

Losses (Gains) on Sales of Property and Equipment, Net. We recorded losses (gains) on sales of property and equipment of approximately $15.0 million and ($7.5) million during the Current Period and Prior Period, respectively. During the Current Period, we sold our water hauling assets and ancillary equipment not utilized in our business. During the Prior Period, we sold 15 drilling rigs and ancillary equipment that were not utilized in our business, as well as our crude hauling fleet, which included 124 fluid handling trucks and 122 trailers.

Impairments and Other. During the Current Period and Prior Period, we recognized impairments of $16.7 million and $30.7 million, respectively. During the Current Period, we recognized impairment charges of $12.0 million and $2.7 million related to certain drilling rigs and drilling-related services equipment and trucking and fluid disposal equipment, respectively, that we impaired based on expected future cash flows of these rigs and equipment. During the Prior Period, we recognized impairment charges of $8.4 million related to drilling rigs we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. We paid lease termination costs of $9.7 million during the Prior Period. During the Prior Period, we recognized impairments of $11.2 million related to certain drilling rigs and spare equipment that we had identified as held for sale.

We identified certain other property and equipment during the Current Period and Prior Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $2.0 million and $1.4 million during the Current Period and Prior Period, respectively, related to these assets.

Interest Expense. Interest expense for the Current Period and Prior Period was $74.0 million and $55.9 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. The increase in interest expense from the Prior Period to the Current Period was primarily due to additional debt issued in conjunction with the spin-off in addition to the $100.0 million Incremental Term Loan. These debt increases were partially offset by the repurchase and cancellation of $50.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.

Gains on Extinguishment of Debt. During the Current Period, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

Income (Loss) from Equity Investee. Income (loss) from equity investee was $0.9 million and ($1.3) million for the Current Period and Prior Period, respectively, which was a result of our 49% of the membership interest in Maalt. We recognized an impairment of $4.5 million during the Prior Period, which was a result of our investment in Maalt.

Other Income. Other income was $1.9 million and $0.6 million for the Current Period and Prior Period, respectively.

Income Tax (Benefit) Expense. We recorded income tax (benefit) expense of ($74.5) million and $0.9 million for the Current Period and Prior Period, respectively. The $75.4 million decrease in income tax expense recorded for the Current Period was primarily the result of a decrease in net income before taxes of $237.5 million from the Prior Period to the Current Period. Our effective income tax rate for the Current Period and Prior Period was 32% and 39%, respectively. The decrease in our effective tax rate from the Prior Period to the Current Period was primarily the result of permanent differences having a greater impact on our effective income tax rate in the Current Period compared to the Prior Period.

Off-Balance Sheet Arrangements

Operating Leases

As of September 30, 2015, we were party to five lease agreements with various third parties to utilize 745 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

As of September 30, 2015, we were also party to various lease agreements for other property and equipment with varying terms. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of September 30, 2015 under our operating leases are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2015	$1,362	$562	$1,924
2016	5,447	951	6,398
2017	2,168	553	2,721
2018	1,445	182	1,627
2019	722	3	725
Total	$11,144	$2,251	$13,395

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2015, we had $106.6 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2015 and 2016.

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

Historically, we have provided substantially all of our oilfield services to CHK and its working interest partners. For the Current Period and Prior Period, CHK accounted for approximately 70% and 82% of our revenues, respectively. The decline in commodity prices since mid-2014 has had an adverse effect on CHK’s and our other customers’ capital spending, which has adversely impacted our cash flows and financial position. The extent and length of the current down cycle is uncertain. If it is prolonged or worsens, it could have a further adverse effect on our customers’ capital spending. This would likely have a material adverse impact on our cash flows and financial position and could adversely affect our ability to comply with the financial covenant under our credit facility and limit our ability to fund our planned capital expenditures.

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

The following table provides information about our debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at September 30, 2015.

Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
	(in thousands)		(in thousands)
2015	$—	—	$1,250	5.000%
2016	—	—	5,000	5.000%
2017	—	—	5,000	5.000%
2018	—	—	5,000	5.000%
2019	650,000	6.625%	5,000	5.000%
After 2019	450,000	6.500%	473,250	5.008%
Total	$1,100,000		$494,500
Fair value	$594,401		$426,106

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of September 30, 2015.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program
July 1, 2015 - July 31, 2015	148,284	$4.04	—	—
August 1, 2015 - August 31, 2015	420	2.87	—	—
September 1, 2015 - September 30, 2015	301	1.46	—	—
Total	149,005	$4.03	—	—

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
4.1
Third Supplemental Indenture, dated August 31, 2015, by and among Seventy Seven Operating LLC, Seventy Seven Finance Inc., the guarantors party thereto and The Bank of New York Mellon Trust Company, N.A., as trustee.
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

October 28, 2015	SEVENTY SEVEN ENERGY INC.
	By:	/s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

	By:	/s/ Cary Baetz
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