Form 10-Q
period 2016-03-31
Seventy Seven Energy Inc.
filed 2016-04-25
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of April 21, 2016, there were 58,928,042 shares of our $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Balance Sheets
(Unaudited)

	March 31, 2016	December 31, 2015
	(In thousands, except share amounts)
Assets:
Current Assets:
Cash and cash equivalents	$74,671	$130,648
Short-term investments	6,242	—
Accounts receivable, net of allowance of $4,160 and $3,680 at March 31, 2016 and December 31, 2015, respectively	127,714	164,721
Inventory	18,903	18,553
Deferred income tax asset	1,444	1,499
Prepaid expenses and other	14,224	17,141
Total Current Assets	243,198	332,562
Property and Equipment:
Property and equipment, at cost	2,691,060	2,646,446
Less: accumulated depreciation	(1,180,554)	(1,116,026)
Total Property and Equipment, Net	1,510,506	1,530,420
Other Assets:
Deferred financing costs	1,150	1,238
Other long-term assets	39,014	38,398
Total Other Assets	40,164	39,636
Total Assets	$1,793,868	$1,902,618
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$28,440	$53,767
Current portion of long-term debt	5,000	5,000
Other current liabilities	76,831	98,318
Total Current Liabilities	110,271	157,085
Long-Term Liabilities:
Deferred income tax liabilities	52,502	60,623
Long-term debt, excluding current maturities	1,564,494	1,564,592
Other long-term liabilities	1,920	1,478
Total Long-Term Liabilities	1,618,916	1,626,693
Commitments and Contingencies (Note 7)
Stockholders’ Equity:
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,041,492 and 59,397,831 shares at March 31, 2016 and December 31, 2015, respectively	590	594
Paid-in capital	356,178	350,770
Accumulated deficit	(292,087)	(232,524)
Total Stockholders’ Equity	64,681	118,840
Total Liabilities and Stockholders’ Equity	$1,793,868	$1,902,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Revenues:
Revenues	$155,361	$429,787
Operating Expenses:
Operating costs	106,960	331,611
Depreciation and amortization	69,645	84,975
General and administrative	22,262	33,912
(Gains) losses on sales of property and equipment, net	(450)	4,210
Impairments and other	305	6,272
Total Operating Expenses	198,722	460,980
Operating Loss	(43,361)	(31,193)
Other (Expense) Income:
Interest expense	(25,279)	(23,516)
Income from equity investee	—	972
Other income (expense)	1,003	(96)
Total Other Expense	(24,276)	(22,640)
Loss Before Income Taxes	(67,637)	(53,833)
Income Tax Benefit	(8,074)	(16,232)
Net Loss	$(59,563)	$(37,601)

Loss Per Common Share (Note 3)
Basic	$(1.09)	$(0.78)
Diluted	$(1.09)	$(0.78)

Weighted Average Common Shares Outstanding (Note 3)
Basic	54,492	48,275
Diluted	54,492	48,275

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(In thousands)
Balance at December 31, 2015	59,398	$594	$350,770	$(232,524)	$118,840
Net loss	—	—	—	(59,563)	(59,563)
Share-based compensation	(357)	(4)	5,408	—	5,404
Balance at March 31, 2016	59,041	$590	$356,178	$(292,087)	$64,681

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Three Months Ended March 31,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(59,563)	$(37,601)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	69,645	84,975
Amortization of deferred financing costs	1,241	1,028
(Gains) losses on sales of property and equipment, net	(450)	4,210
Impairments and other	305	6,272
Income from equity investee	—	(972)
Provision for doubtful accounts	842	2,580
Non-cash compensation	6,112	18,355
Deferred income tax benefit	(8,066)	(16,232)
Other	(17)	—
Changes in operating assets and liabilities	(6,174)	(35,102)
Net cash provided by operating activities	3,875	27,513
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(54,207)	(40,607)
Purchases of short-term investments	(6,242)	—
Proceeds from sales of assets	2,158	1,988
Additions to investments	—	(88)
Other	21	14
Net cash used in investing activities	(58,270)	(38,693)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	—	109,300
Payments on revolving credit facility	—	(94,500)
Payments on term loan	(1,250)	—
Other	(332)	(537)
Net cash (used in) provided by financing activities	(1,582)	14,263
Net (decrease) increase in cash	(55,977)	3,083
Cash and cash equivalents, beginning of period	130,648	891
Cash and cash equivalents, end of period	$74,671	$3,974

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in other current liabilities related to purchases of property and equipment	$(2,458)	$(8,405)
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest paid, net of amount capitalized	$20,816	$21,744

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Risks and Uncertainties

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes present the financial position of Seventy Seven Energy Inc. (“SSE,” “we,” “us,” “our” or “ours”) as of March 31, 2016 and December 31, 2015, results of operations for the three months ended March 31, 2016 and 2015, changes in equity for the three months ended March 31, 2016 and cash flows for the three months ended March 31, 2016 and 2015. These notes relate to the three months ended March 31, 2016 (the “Current Quarter”) and the three months ended March 31, 2015 (the “Prior Quarter”). All significant intercompany accounts and transactions within SSE have been eliminated.

Seventy Seven Finance Inc. (“SSF”) is a 100% owned finance subsidiary of SSE that was incorporated for the purpose of facilitating the offering of SSE’s 2019 Notes (see Note 5). SSF does not have any operations or revenues.

The accompanying condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. Certain footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been appropriately condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2016.

Risks and Uncertainties

We operate in a highly cyclical industry. The main factor influencing demand for oilfield services is the level of drilling and completions activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Demand for oil and natural gas is cyclical and is subject to large and rapid fluctuations. When oil and natural gas price increases occur, producers increase their capital expenditures, which generally results in greater revenues and profits for oilfield service companies. The increased capital expenditures also ultimately result in greater production, which historically has resulted in increased supplies and reduced prices that, in turn, tend to reduce demand for oilfield services. For these reasons, our results of operations may fluctuate from quarter-to-quarter and from year-to-year.

The sustained decline in commodity prices since mid-2014 has dramatically reduced the level of onshore United States drilling and completions activity and, consequently, the demand for our services. During the first quarter of 2016, NYMEX WTI oil spot prices had declined to their lowest levels since 2003 and NYMEX natural gas spot prices had fallen from multi-year highs reached in early-2014. The extent and length of the current down cycle continues to be uncertain and is dependent on a number of economic, geopolitical and monetary policy factors that are outside our control. Until there is a sustained recovery in commodity prices, we expect that reduced equipment utilization levels and pricing pressure across each of our operating segments will persist. If drilling and completions activity remains at depressed levels or worsens, it would likely have a material adverse impact on our business, financial condition, cash flows and results of operations.

Historically, we have provided a significant percentage of our oilfield services to Chesapeake Energy Corporation (“CHK”). For the Current Quarter and Prior Quarter, CHK accounted for approximately 64% and 74%, respectively, of our total revenues. As of March 31, 2016 and December 31, 2015, CHK accounted for approximately 59% and 65%, respectively, of our total accounts receivable. If CHK ceases to engage us on terms that are attractive to us during any future period, our business, financial condition, cash flows and results of operations would be materially adversely affected during such period.

On April 15, 2016, SSE and all of our wholly owned subsidiaries entered into a Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) certain lenders (the “Consenting Incremental Term Loan Lenders”) representing approximately 92.0% of the outstanding principal amount under our Incremental Term Supplement (Tranche A) loan (the “Incremental Term Loan”), and (ii) certain noteholders (the “Consenting 2019 Noteholders”) collectively owning or controlling approximately 57.7% of the aggregate outstanding principal amount of the 6.625% senior unsecured notes due 2019 of Seventy Seven Operating LLC (“SSO”) and SSF, our wholly owned subsidiaries (the “2019 Notes”). The Consenting 2019 Noteholders and the Consenting Incremental Term Loan Lenders are referred to herein as the “Restructuring Support Parties.”

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of us

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

and the Restructuring Support Parties (and any successors or permitted assigns that become party thereto) in connection with a restructuring of the 2019 Notes, our 6.50% senior unsecured notes due 2022 (the “2022 Notes”) and our common stock, par value $0.01 per share (the “Restructuring Transactions”), pursuant to a pre-packaged or pre-negotiated plan of reorganization (the “Plan”) to be filed under Chapter 11 of the United States Bankruptcy Code (“Chapter 11”). In addition, on April 22, 2016, the Company and all of its wholly owned subsidiaries entered into an amendment to the Restructuring Support Agreement with the Restructuring Support Parties to extend certain dates set forth in the original agreement, including extending the deadline to commence solicitation of votes for the Plan until April 29, 2016. We intend to commence the Chapter 11 cases upon concluding solicitation of votes on the Plan.

The Plan will be based on the restructuring term sheet attached to the Restructuring Support Agreement (the “Term Sheet”). The Term Sheet contemplates that we will continue our day-to-day operations substantially as currently conducted and that all of our commercial and operational contracts will remain in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan include:

•payment in full in the ordinary course of all trade creditors and other general unsecured creditors;
•the exchange of the full $650.0 million of the 2019 Notes into either 96.75%, if the holders of the 2022 Notes vote as a class to accept the Plan, or 98.67%, if the holders of the 2022 Notes vote as a class to not accept the
Plan, of our new common stock to be issued in the reorganization (“New Common Stock”);
•the exchange of the full $450.0 million of the 2022 Notes for either (i) 3.25% of the New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values (the “2022 Warrants”), if the holders of the 2022 Notes vote as a class to accept the Plan, or (ii) 1.33% of the New Common Stock, if the holders of the 2022 Notes vote as a class to not accept the Plan;
•the issuance, if all classes of claims entitled to vote accept the Plan, to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;
•the reinstatement of our $400 million existing secured term loan on identical terms; and
•the payment of a consent fee equal to 2% of the Incremental Term Loan plus $15 million of the outstanding
Incremental Term Loan balance, together with the reinstatement of the remaining $84 million balance of the Incremental Term Loan on identical terms other than the suspension of any prepayment premium for a period of 18 months.

The Plan is expected to effectuate, among other things, a substantial reduction in our bond obligations (including $1.1 billion in the aggregate of the face amount of the 2019 Notes and 2022 Notes).

The warrants that may be provided in exchange for the 2022 Notes and to the existing common stockholders will be exercisable at any time until their expiration date. The 2022 warrants will be exercisable for a per share price based upon a total equity value of $524 million and will expire 5 years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. The two series of warrants that may be provided to existing common stockholders will be exercisable at share prices based on total equity values of $1.788 billion and $2.5 billion and will expire 5 years and 7 years, respectively, from the effective date, subject to earlier expiration upon the occurrence of certain extraordinary events.

Upon the consummation of the Plan, all unvested existing management equity-based compensation plans will be cancelled. The reorganized SSE expects to implement a management incentive plan pursuant to which certain officers and employees of the reorganized SSE will be eligible to receive, in the aggregate, cash and/or shares and/or options to acquire shares of New Common Stock up to 10% of our total outstanding New Common Stock at the discretion of our reorganized Board of Directors.

In accordance with the Restructuring Support Agreement, each of the Restructuring Support Parties agrees, among other things: (i) to support and use commercially reasonable efforts to complete the Restructuring Transactions and all transactions contemplated by the Restructuring Support Agreement in accordance with certain deadlines specified in the Restructuring Support Agreement; (ii) to vote all of its claims to accept the Plan and to not withdraw, amend or revoke (or cause to be withdrawn, amended or revoked) its tender, consent or vote with respect to the Plan; (iii) to not directly or indirectly object to, delay, impede or take any other action to interfere with the Restructuring Transactions, or propose, file, support or vote for any restructuring, workout or Chapter 11 plan for us other than the Restructuring Transactions and the Plan; (iv) to not take certain actions in furtherance of the declaration of a default or event of default with respect to its debt holdings; and (v) to not take any other action that is materially inconsistent with its obligations under the Restructuring Support Agreement.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

In accordance with the Restructuring Support Agreement, we agree, subject to our officers’ managers’ and directors’ fiduciary duties, among other things: (i) to support, negotiate in good faith, and take all necessary and appropriate actions to complete the Restructuring Transactions set forth in the Plan; (ii) to take all commercially reasonable actions necessary to complete the Restructuring Transactions set forth in the Plan in accordance with certain milestones defined in the Restructuring Support Agreement; (iii) to make commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals necessary to consummate the Plan; and (iv) to not undertake any action materially inconsistent with the adoption and implementation of the Plan and the speedy confirmation thereof.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. There can be no assurance that the Restructuring Transactions will be consummated.

2. Change in Accounting Estimate

We review the estimated useful lives of our property and equipment on an ongoing basis. Based on this review in the first quarter of 2015, we concluded that the estimated useful lives of certain drilling rig components and certain drilling rigs were shorter than the estimated useful lives used for depreciation in our consolidated financial statements. We reflected this useful life change as a change in estimate, effective January 1, 2015, which increased depreciation expense by $12.0 million, increased net loss by $8.4 million and increased basic and diluted loss per share by $0.17 during the Prior Quarter.

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

	Three Months Ended March 31,
	2016	2015
	(In thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(59,563)	$(37,601)

Weighted average common shares outstanding(a)	54,492	48,275
Basic loss per share	$(1.09)	$(0.78)

Diluted loss per share:
Allocation of earnings:
Net loss	$(59,563)	$(37,601)

Weighted average common shares, including dilutive effect(a)(b)	54,492	48,275
Diluted loss per share	$(1.09)	$(0.78)

(a)	No incremental shares of potentially dilutive restricted stock awards or units were included for periods presented as their effect was antidilutive under the treasury stock method.

(b)	The exercise price of stock options exceeded the average market price of our common stock during the Current Quarter and Prior Quarter. Therefore, the stock options were not dilutive.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

4. Asset Sales and Impairments and Other

Asset Sales

During the Current Quarter and Prior Quarter, we sold ancillary equipment for $2.2 million and $3.4 million, respectively. We recorded net (gains) losses on sales of property and equipment of approximately ($0.5) million and $4.2 million related to these asset sales during the Current Quarter and Prior Quarter, respectively.

Impairments and Other

A summary of our impairments and other is as follows:

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Drilling rigs held for use	$305	$3,290
Trucking and water disposal equipment	—	2,543
Other	—	439
Total impairments and other	$305	$6,272

We recognized $0.3 million and $3.3 million of impairment charges during the Current Quarter and Prior Quarter, respectively, for certain drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. Estimated fair value for these drilling rigs was determined using significant unobservable inputs (Level 3) based on an income approach.

We recognized $2.5 million of impairment charges during the Prior Quarter for certain trucking and water disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair value for the trucking and fluid disposal equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

We identified certain other property and equipment during the Prior Quarter that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $0.4 million during the Prior Quarter related to these assets. Estimated fair value for this property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

The assumptions used in the impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment. A continued period of low oil and natural gas prices or continued reductions in capital expenditures by CHK or our other customers would likely have an adverse impact on our utilization and the prices that we receive for our services. This could result in the recognition of future material impairment charges on the same, or additional, property and equipment if future cash flow estimates, based upon information then available to management, indicate that their carrying values are not recoverable.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

5. Debt

As of March 31, 2016 and December 31, 2015, our long-term debt consisted of the following:

	March 31, 2016	December 31, 2015
	(In thousands)
6.625% Senior Notes due 2019	$650,000	$650,000
6.50% Senior Notes due 2022	450,000	450,000
Term Loans	492,000	493,250
Total principal amount of debt	1,592,000	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Less: Unamortized deferred financing costs	22,506	23,658
Total long-term debt	$1,564,494	$1,564,592

2019 Senior Notes

In October 2011, we and SSF co-issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019. The 2019 Notes will mature on November 15, 2019 and interest is payable semi-annually in arrears on May 15 and November 15 of each year. The 2019 Notes are guaranteed by all of our existing subsidiaries, other than certain immaterial subsidiaries and SSF, which is a co-issuer of the 2019 Notes.

We may redeem all or part of the 2019 Senior Notes at the following prices (as a percentage of principal), plus accrued and unpaid interest, if redeemed during the 12-month period beginning on November 15 of the years indicated below:

Year	Redemption Price
2016	101.656%
2017 and thereafter	100.000%

The 2019 Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends and make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. The 2019 Senior Notes also have cross default provisions that apply to other indebtedness of SSE and any of its guarantor subsidiaries. If the 2019 Senior Notes achieve an investment grade rating from either Moody’s Investor Service, Inc. (“Moody’s”) or Standard & Poor’s Rating Services (“S&P”), our obligation to comply with certain of these covenants will be suspended, and if the 2019 Senior Notes achieve an investment grade rating from both Moody’s and S&P, then all such covenants will terminate. We were in compliance with the covenants of the 2019 Notes at March 31, 2016.

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

The 2022 Notes are subject to covenants that, among other things, limit our ability and the ability of certain of our subsidiaries to: (1) sell assets; (2) declare dividends or make distributions on our equity interests or purchase or redeem our equity interests; (3) make investments or other specified restricted payments; (4) incur or guarantee additional indebtedness and issue disqualified or preferred equity; (5) create or incur certain liens; (6) enter into agreements that restrict the ability of our restricted subsidiaries to pay dividends and make intercompany loans or transfer assets to us; (7) effect a merger, consolidation or sale of all or substantially all of our assets; (8) enter into transactions with affiliates; and (9) designate subsidiaries as unrestricted subsidiaries. The 2022 Notes also have cross default provisions that apply to other indebtedness of SSE and certain of our subsidiaries. If the 2022 Notes achieve an investment grade rating from either Moody’s or S&P, our obligation to comply with certain of these covenants will be suspended, and if the 2022 Notes achieve an investment grade rating from both Moody’s and S&P, then all such covenants will terminate. We were in compliance with the covenants of the 2022 Notes at March 31, 2016.

Term Loans

In June 2014, we entered into a $400.0 million seven-year term loan credit agreement (the “Term Loan”). Borrowings under the Term Loan bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month London Interbank Offered Rate (“LIBOR”) rate adjusted daily plus 1.00% or (ii) LIBOR, with a floor of 0.75%, plus, in each case, an applicable margin. The applicable margin for borrowings is 2.00% for Base Rate loans and 3.00% for LIBOR loans, depending on whether the Base Rate or LIBOR is used, provided that if and for so long as the leverage ratio is less than a certain level and the term loans have certain ratings from each of S&P and Moody’s, such margins will be reduced by 0.25%. As of March 31, 2016, the applicable rate for borrowings under the Term Loan was 3.75%. The Term Loan is repayable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Term Loan and will mature in full on June 25, 2021.

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

In May 2015, we entered into an incremental term supplement to the Term Loan and borrowed $100.0 million in aggregate principal amount and received net proceeds of $94.5 million. Borrowings under the Incremental Term Loan bear interest at our option at either (i) LIBOR, with a floor of 1.00% or (ii) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month LIBOR rate adjusted daily plus 1.00%, plus, in each case, an applicable margin. The applicable margin for borrowings is 9.00% for LIBOR loans and 8.00% for Base

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Rate loans, depending on whether the Base Rate or LIBOR is used. As of March 31, 2016, the applicable rate for borrowings under the Incremental Term Loan was 10.0%. The Incremental Term Loan is payable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Incremental Term Loan and will mature in full on June 25, 2021.

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

We may prepay all or a portion of our Incremental Term Loan at any time. Borrowings under our Incremental Term Loan may be subject to mandatory prepayments with the net cash proceeds of certain issuances of debt, certain asset sales and other dispositions and certain condemnation events, and with excess cash flow in any calendar year in which our leverage ratio exceeds 3.25 to 1.00. The Incremental Term Loan contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. All prepayments of the Incremental Term Loan, except for mandatory prepayments described above, if made on or prior to the 42-month anniversary of the Incremental Term Loan, are subject to a prepayment premium equal to (i) a make-whole premium determined pursuant to a formula set forth in the Incremental Term Loan if made on or prior to the 18-month anniversary of the Incremental Term Loan, (ii) 5.00% of such principal amount if made after the 18-month anniversary and on or prior to the 30-month anniversary of the Incremental Term Loan, or (iii) 3.00% of such principal amount if made after the 30-month anniversary and on or prior to the 42-month anniversary of the Incremental Term Loan. We were in compliance with the covenants of the Term Loan and Incremental Term Loan at March 31, 2016.

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

The Credit Facility contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The Credit Facility requires maintenance of a fixed charge coverage ratio based on the ratio of consolidated EBITDA (minus unfinanced capital expenditures) to fixed charges, in each case as defined in the Credit Facility agreement, at any time availability is below a certain threshold and for a certain period of time thereafter. If we fail to perform our obligations under the agreement, the Credit Facility could be terminated and any outstanding borrowings under the Credit Facility may be declared immediately due and payable. The Credit Facility also contains cross default provisions that apply to our other indebtedness. As of March 31, 2016, there were no borrowings on the Credit Facility and we were in compliance with the covenants.

6. Other Current Liabilities

Other current liabilities as of March 31, 2016 and December 31, 2015 are detailed below:

	March 31, 2016	December 31, 2015
	(In thousands)
Other Current Liabilities:
Accrued expenses	$18,477	$29,760
Payroll related	15,807	21,561
Insurance reserves	9,488	9,718
Interest	26,171	22,950
Income, property, sales, use and other taxes	3,353	8,336
Property and equipment	3,535	5,993
Total Other Current Liabilities	$76,831	$98,318

7. Commitments and Contingencies

Operating Leases

As of March 31, 2016, we were party to five lease agreements with various third parties to utilize 725 rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

stated in the respective agreement. As of March 31, 2016, we were also party to various lease agreements for other property and equipment with varying terms.

Aggregate undiscounted minimum future lease payments under our operating leases at March 31, 2016 are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$3,974	$1,033	$5,007
2017	3,360	745	4,105
2018	1,430	374	1,804
2019	715	209	924
Total	$9,479	$2,361	$11,840

Rent expense for real property, rail cars and other property and equipment for both the Current Quarter and Prior Quarter was $1.8 million, and was included in operating costs and general and administrative expenses in our condensed consolidated statements of operations.

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of March 31, 2016, we had $31.1 million of purchase commitments related to future capital expenditures that we expect to incur in 2016. These commitments relate primarily to the construction of the remaining contracted PeakeRigs™.

Litigation

We expect to commence Chapter 11 cases to implement our restructuring pursuant to the Restructuring Support Agreement. While the filing of a bankruptcy petition automatically stays certain actions against us, including actions to collect pre-petition indebtedness or to exercise control over the property of our bankruptcy estates, we intend to seek authority to pay all general claims in the ordinary course of business notwithstanding the commencement of the Chapter 11 cases in a manner consistent with the Restructuring Support Agreement. The Plan in the Chapter 11 cases, if confirmed, will provide for the treatment of claims against our bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases (see Note 1).

We are involved in various lawsuits and disputes incidental to our business operations, including commercial disputes, personal injury claims, property damage claims and contract actions. We record an associated liability when a loss is probable and the amount can be reasonably estimated. Although the outcome of litigation cannot be predicted with certainty, management is of the opinion that no pending or threatened lawsuit or dispute incidental to our business operations is likely to have a material adverse effect on our consolidated financial position, results of operations or cash flows. The final resolution of such matters could exceed amounts accrued and actual results could differ materially from management’s estimates.

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation expense of $1.1 million and $2.5 million, during the Current Quarter and Prior Quarter, respectively.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

8. Stock-Based Compensation

Our stock-based compensation program consists of restricted stock available to employees and stock options. The restricted stock awards and stock options are equity-classified awards. We also recognize compensation expense (benefit) related to performance share units granted by CHK to our chief executive officer. Included in operating costs and general and administrative expenses is stock-based compensation expense of $5.7 million and $12.5 million, for the Current Quarter and Prior Quarter, respectively.

Equity-Classified Awards

Restricted Stock. The fair value of restricted stock awards is determined based on the fair market value of SSE common shares on the date of the grant. This value is amortized over the vesting period.

A summary of the status and changes of unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested shares as of January 1, 2016	5,896	$11.93
Granted	—	$—
Vested	(1,618)	$4.47
Forfeited	(66)	$15.72
Unvested shares as of March 31, 2016	4,212	$14.74

As of March 31, 2016, there was $32.4 million of total unrecognized compensation cost related to the unvested restricted stock. The cost is expected to be recognized over a weighted average period of approximately twenty-two months.

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

The following table provides information related to stock option activity for the Current Quarter:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2016	348	$16.19	7.23	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at March 31, 2016	348	$16.19	6.99	$—
Exercisable at March 31, 2016	205	$16.30	7.01	$—

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of March 31, 2016, there was $0.2 million of total unrecognized compensation cost related to stock options. The cost is expected to be recognized over a weighted average period of approximately eight months.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Other

Performance Share Units. CHK granted performance share units (“PSUs”) to our chief executive officer under CHK’s Long-Term Incentive Plan that includes both an internal performance measure and external market condition as it relates to CHK. Following the spin-off, compensation expense is recognized through the changes in fair value of the PSUs over the vesting period with a corresponding adjustment to equity and any related cash obligations are the responsibility of CHK. We recognized (credits) of ($0.9) million for the Prior Quarter.

9. Income Taxes
Our effective tax rate was 12% and 30% for the Current Quarter and Prior Quarter, respectively. The decrease in the effective income tax rate from the Prior Quarter to the Current Quarter is primarily due to the tax benefit at expected rates being offset by an increase in the valuation allowance. Further, our effective tax rate can fluctuate as a result of state income taxes, permanent differences and changes in pre-tax income.

Based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2016. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly are recording sufficient valuation allowance through the effective tax rate to have a full valuation allowance at December 31, 2016. As of March 31, 2016, we have recorded a valuation allowance of $11.6 million, which reduced our income tax benefit in the Current Quarter.

A valuation allowance for deferred tax assets, including net operating losses, is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at March 31, 2016 and December 31, 2015.

As described in Note 1, elements of the Plan include that our 2019 Notes and 2022 Notes will be exchanged for New Common Stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year ending subsequent to the date of emergence.

The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings may result in a change in ownership for purposes of the IRC. However, the IRC provides alternatives for taxpayers in Chapter 11 bankruptcy proceedings that may or may not result in an annual limitation. We are in the process of determining which alternatives are most beneficial to us under the Restructuring Support Agreement.

10. Equity Method Investment

We own 49% of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”). We recorded equity method adjustments to our investment of $1.0 million, for our share of Maalt’s income for the Prior Quarter. We also made additional investments of $0.1 million in the Prior Quarter.

We review our equity method investment for impairment whenever certain impairment indicators exist, including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment which is other than a temporary decline should be recognized. We estimated that the fair value of our investment in Maalt was zero as of December 31, 2015, resulting in a non-cash impairment charge of $8.8 million for the year ended December 31, 2015. Estimated fair value for our investment in Maalt was determined using significant unobservable inputs (Level 3) based on an income approach.

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

Fair Value on Recurring Basis

The carrying values of cash, short-term investments, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

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

	March 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
	(In thousands)
Financial assets:
Note Receivable	$27,000	$21,160	$27,000	$17,842

Financial liabilities:
6.625% Senior Notes due 2019	$643,183	$200,285	$642,713	$221,975
6.5% Senior Notes due 2022	$444,880	$27,000	$444,701	$71,865
Term Loans	$481,431	$349,508	$482,178	$371,080
Less: Current portion of long-term debt	$5,000		$5,000
Total long-term debt	$1,564,494		$1,564,592

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

12. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from CHK and its affiliates were $77.9 million and $109.6 million as of March 31, 2016 and December 31, 2015, or 59% and 65%, respectively, of our total accounts receivable. Revenues from CHK and its affiliates were $98.7 million and $317.3 million, for the Current Quarter and Prior Quarter, or 64% and 74%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion. See Note 13 for further discussion of agreements entered into as part of the spin-off, including a services agreement and rig-specific daywork drilling contracts.

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

On June 25, 2014, we entered into a transition services agreement with CHK under which CHK provides or makes available to us various administrative services and assets for specified periods beginning on the distribution date. In consideration for such services, we pay CHK fees, a portion of which is a flat fee, generally in amounts intended to allow CHK to recover all of its direct and indirect costs incurred in providing those services. These charges from CHK were $5.6 million for the Prior Quarter. This agreement was terminated during the second quarter of 2015.

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

14. Segment Information

As of March 31, 2016, our revenues, loss before income taxes and identifiable assets are primarily attributable to three reportable segments. During the second quarter of 2015, we sold the remaining business and assets included in the oilfield trucking segment. Our former oilfield trucking segment’s historical results for periods prior to the sales continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

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

Prior to the Current Quarter, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment on behalf of our reportable segments. Effective in the Current Quarter, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. Accordingly, this change has been reflected through retroactive revision of the Prior Quarter segment information.

The following is a description of our segments and other operations:

Drilling. Our drilling segment provides land drilling for oil and natural gas E&P activities. As of March 31, 2016, we owned a fleet of 92 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides hydraulic fracturing and other well stimulation services. As of March 31, 2016, we owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower.

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

Other Operations. Our other operations consists primarily of our corporate functions, including our 2019 Notes, 2022 Notes, Term Loans and Credit Facility.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
For The Three Months Ended March 31, 2016:
Revenues	$71,919	$76,308	$7,239	$—	$2,077	$(2,182)	$155,361
Intersegment revenues	(11)	—	(94)	—	(2,077)	2,182	—
Total revenues	$71,908	$76,308	$7,145	$—	$—	$—	$155,361
Depreciation and amortization	38,304	19,741	8,501	—	3,099	—	69,645
Losses (gains) on sales of property and equipment, net	240	45	(717)	—	(18)	—	(450)
Impairments and other	305	—	—	—	—	—	305
Interest expense	—	—	—	—	(25,279)	—	(25,279)
Other income	291	203	1	—	508	—	1,003
Income (Loss) Before Income Taxes	$5,887	$(13,789)	$(9,793)	$—	$(49,942)	$—	$(67,637)

For The Three Months Ended March 31, 2015:
Revenues	$166,054	$202,017	$32,565	$31,184	$2,067	$(4,100)	$429,787
Intersegment revenues	—	—	(77)	(1,956)	(2,067)	4,100	—
Total revenues	$166,054	$202,017	$32,488	$29,228	$—	$—	$429,787
Depreciation and amortization	49,539	16,277	12,172	5,054	1,933	—	84,975
Losses (gains) on sales of property and equipment, net	4,386	(5)	(171)	(10)	10	—	4,210
Impairments and other	3,729	—	—	2,543	—	—	6,272
Interest expense	—	—	—	—	(23,516)	—	(23,516)
Income from equity investee	—	972	—	—	—	—	972
Other (expense) income	(42)	73	(24)	9	(112)	—	(96)
Income (Loss) Before Income Taxes (As Previously Reported)	$686	$8,667	$(5,024)	$(18,377)	$(39,785)	$—	$(53,833)
Corporate Overhead Allocation	$9,183	$6,654	$1,899	$2,676	$(20,412)	$—	$—
Income (Loss) Before Income Taxes (As Revised)	$9,869	$15,321	$(3,125)	$(15,701)	$(60,197)	$—	$(53,833)

As of March 31, 2016:
Total Assets	$1,127,501	$269,392	$76,990	$—	$319,985	$—	$1,793,868
As of December 31, 2015
Total Assets	$1,144,144	$291,584	$92,588	$—	$374,302	$—	$1,902,618

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

Set forth below are condensed consolidating financial statements for SSE (“Parent”) and SSO (“Subsidiary Issuer”) on a stand-alone, unconsolidated basis, and their combined guarantor subsidiaries as of March 31, 2016 and December 31, 2015 and for the three months ended March 31, 2016 and 2015. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
	March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current Assets:
Cash	$66	$74,605	$—	$—	$74,671
Short-term investments	—	6,242	—	—	6,242
Accounts receivable, net	—	134	127,580	—	127,714
Inventory	—	—	18,903	—	18,903
Deferred income tax asset	—	1,124	320	—	1,444
Prepaid expenses and other	—	8,633	7,330	(1,739)	14,224
Total Current Assets	66	90,738	154,133	(1,739)	243,198
Property and Equipment:
Property and equipment, at cost	—	31,163	2,659,897	—	2,691,060
Less: accumulated depreciation	—	(6,120)	(1,174,434)	—	(1,180,554)
Total Property and Equipment, Net	—	25,043	1,485,463	—	1,510,506
Other Assets:
Deferred financing costs, net	—	1,150	—	—	1,150
Other long-term assets	4,024	118,261	11,169	(94,440)	39,014
Investments in subsidiaries and intercompany advances	511,557	1,434,157	—	(1,945,714)	—
Total Other Assets	515,581	1,553,568	11,169	(2,040,154)	40,164
Total Assets	$515,647	$1,669,349	$1,650,765	$(2,041,893)	$1,793,868
Liabilities and Equity:
Current Liabilities:
Accounts payable	$—	$108	$28,332	$—	$28,440
Current portion of long-term debt	—	5,000	—	—	5,000
Other current liabilities	6,086	32,223	40,261	(1,739)	76,831
Total Current Liabilities	6,086	37,331	68,593	(1,739)	110,271
Long-Term Liabilities:
Deferred income tax liabilities	—	—	146,942	(94,440)	52,502
Long-term debt, excluding current maturities	444,880	1,119,614	—	—	1,564,494
Other long-term liabilities	—	847	1,073	—	1,920
Total Long-Term Liabilities	444,880	1,120,461	148,015	(94,440)	1,618,916
Total Stockholders’ Equity	64,681	511,557	1,434,157	(1,945,714)	64,681
Total Liabilities and Stockholders’ Equity	$515,647	$1,669,349	$1,650,765	$(2,041,893)	$1,793,868

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Balance Sheet
	December 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current Assets:
Cash	$46	$130,602	$—	$—	$130,648
Accounts receivable, net	—	138	164,583	—	164,721
Inventory	—	—	18,553	—	18,553
Deferred income tax asset	—	376	1,123	—	1,499
Prepaid expenses and other	20	37,523	9,324	(29,726)	17,141
Total Current Assets	66	168,639	193,583	(29,726)	332,562
Property and Equipment:
Property and equipment, at cost	—	31,265	2,615,181	—	2,646,446
Less: accumulated depreciation	—	(4,958)	(1,111,068)	—	(1,116,026)
Total Property and Equipment, Net	—	26,307	1,504,113	—	1,530,420
Other Assets:
Deferred financing costs, net	—	1,238	—	—	1,238
Other long-term assets	2,575	114,087	10,901	(89,165)	38,398
Investments in subsidiaries and intercompany advances	575,089	1,415,997	—	(1,991,086)	—
Total Other Assets	577,664	1,531,322	10,901	(2,080,251)	39,636
Total Assets	$577,730	$1,726,268	$1,708,597	$(2,109,977)	$1,902,618
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	58	517	53,192	—	$53,767
Current portion of long-term debt	—	5,000	—	—	5,000
Other current liabilities	14,131	25,276	88,637	(29,726)	98,318
Total Current Liabilities	14,189	30,793	141,829	(29,726)	157,085
Long-Term Liabilities:
Deferred income tax liabilities	—	—	149,788	(89,165)	60,623
Long-term debt, excluding current maturities	444,701	1,119,891	—	—	1,564,592
Other long-term liabilities	—	495	983	—	1,478
Total Long-Term Liabilities	444,701	1,120,386	150,771	(89,165)	1,626,693
Total Stockholders’ Equity	118,840	575,089	1,415,997	(1,991,086)	118,840
Total Liabilities and Stockholders’ Equity	$577,730	$1,726,268	$1,708,597	$(2,109,977)	$1,902,618

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Revenues	$—	$—	$156,532	$(1,171)	$155,361
Operating Expenses:
Operating costs	—	—	106,960	—	106,960
Depreciation and amortization	—	1,256	68,389	—	69,645
General and administrative	—	22,972	461	(1,171)	22,262
Losses on sales of property and equipment, net	—	(18)	(432)	—	(450)
Impairments and other	—	—	305	—	305
Total Operating Expenses	—	24,210	175,683	(1,171)	198,722
Operating Loss	—	(24,210)	(19,151)	—	(43,361)
Other (Expense) Income:
Interest expense	(7,492)	(17,787)	—	—	(25,279)
Other income	—	474	529	—	1,003
Equity in net loss of subsidiary	(53,528)	(16,579)	—	70,107	—
Total Other (Expense) Income	(61,020)	(33,892)	529	70,107	(24,276)
Loss Before Income Taxes	(61,020)	(58,102)	(18,622)	70,107	(67,637)
Income Tax Benefit	(1,457)	(4,574)	(2,043)	—	(8,074)
Net Loss	$(59,563)	$(53,528)	$(16,579)	$70,107	$(59,563)

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statement of Operations
	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Revenues	$—	$—	$430,536	$(749)	$429,787
Operating Expenses:
Operating costs	—	—	331,611	—	331,611
Depreciation and amortization	—	67	84,908	—	84,975
General and administrative	68	11,916	22,677	(749)	33,912
Losses on sales of property and equipment, net	—	—	4,210	—	4,210
Impairments and other	—	—	6,272	—	6,272
Total Operating Expenses	68	11,983	449,678	(749)	460,980
Operating Loss	(68)	(11,983)	(19,142)	—	(31,193)
Other (Expense) Income:
Interest expense	(8,259)	(15,257)	—	—	(23,516)
Income from equity investee	—	—	972	—	972
Other (expense) income	—	(133)	37	—	(96)
Equity in net loss of subsidiary	(31,784)	(12,665)	—	44,449	—
Total Other (Expense) Income	(40,043)	(28,055)	1,009	44,449	(22,640)
Loss Before Income Taxes	(40,111)	(40,038)	(18,133)	44,449	(53,833)
Income Tax Benefit	(2,510)	(8,254)	(5,468)	—	(16,232)
Net Loss	$(37,601)	$(31,784)	$(12,665)	$44,449	$(37,601)

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$(15,329)	$(1,476)	$20,680	$—	$3,875
Cash Flows From Investing Activities:
Additions to property and equipment	—	(340)	(53,867)	—	(54,207)
Purchases of short-term investments	—	(6,242)	—	—	(6,242)
Proceeds from sales of assets	—	30	2,128	—	2,158
Distributions from (to) affiliates	15,349	(31,038)	—	15,689	—
Other	—	—	21	—	21
Net cash provided by (used in) investing activities	15,349	(37,590)	(51,718)	15,689	(58,270)
Cash Flows From Financing Activities:
Payments on term loan	—	(1,250)	—	—	(1,250)
Distributions (to) from affiliates	—	(15,349)	31,038	(15,689)	—
Other	—	(332)	—	—	(332)
Net cash (used in) provided by financing activities	—	(16,931)	31,038	(15,689)	(1,582)
Net increase (decrease) in cash	20	(55,997)	—	—	(55,977)
Cash, beginning of period	46	130,602	—	—	130,648
Cash, end of period	$66	$74,605	$—	$—	$74,671

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

Condensed Consolidating Statements of Cash Flows
	Three Months Ended March 31, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$(17,975)	$13,463	$82,508	$(50,483)	$27,513
Cash Flows From Investing Activities:
Additions to property and equipment	—	(7,073)	(33,534)	—	(40,607)
Proceeds from sale of assets	—	—	1,988	—	1,988
Additions to investment	—	—	(88)	—	(88)
Contributions from affiliates	21,251	—	—	(21,251)	—
Other	—	—	14	—	14
Net cash used in investing activities	21,251	(7,073)	(31,620)	(21,251)	(38,693)
Cash Flows From Financing Activities:
Borrowings from revolving credit facility	—	109,300	—	—	109,300
Payments on revolving credit facility	—	(94,500)	—	—	(94,500)
Distributions to affiliates	—	(21,251)	(50,483)	71,734	—
Other	—	(117)	(420)	—	(537)
Net cash provided by financing activities	—	(6,568)	(50,903)	71,734	14,263
Net increase (decrease) in cash	3,276	(178)	(15)	—	3,083
Cash, beginning of period	77	733	81	—	891
Cash, end of period	$3,353	$555	$66	$—	$3,974

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS – (Continued)

16. Recently Issued Accounting Standards

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (“ASU”) No. 2016-09, “Compensation - Stock Compensation,” which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” which requires separate presentation of financial assets and liabilities on the balance sheet and requires evaluation of the need for valuation allowance of deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 with early adoption not permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

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

17. Subsequent Events

On April 15, 2016, we entered into a Restructuring Support Agreement with the Restructuring Support Parties. See Note 1 for additional discussion.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the three months ended March 31, 2016 (the “Current Quarter”), the three months ended March 31, 2015 (the “Prior Quarter”), and the three months ended December 31, 2015 (the “Previous Quarter”) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Since we commenced operations in 2001, we have actively grown and modernized our asset base. As of March 31, 2016, our marketed rig fleet of 92 all-electric rigs consisted of 35 Tier 1 rigs (including 24 proprietary PeakeRigs™) and 57 Tier 2 rigs. Additionally, we had two additional contracted PeakeRigs™ under construction, one of which has been delivered and one of which is scheduled to be delivered during the remainder of 2016. As of March 31, 2016, we also owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower and a diversified oilfield rentals business. For additional information regarding our business and strategies, please read “Business” in Item 1 of our Annual Report on Form 10-K.

Cyclical Nature of Industry

We operate in a highly cyclical industry. The main factor influencing demand for oilfield services is the level of drilling and completions activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Demand for oil and natural gas is cyclical and is subject to large and rapid fluctuations. When oil and natural gas price increases occur, producers increase their capital expenditures, which generally results in greater revenues and profits for oilfield service companies. The increased capital expenditures also ultimately result in greater production, which historically has resulted in increased supplies and reduced prices that, in turn, tend to reduce demand for oilfield services. For these reasons, our results of operations may fluctuate from quarter-to-quarter and from year-to-year. For instance, the price of crude oil has fallen significantly since mid-year 2014, as a result of robust non-OPEC supply growth led by unconventional production in the United States, weakening demand in emerging markets, and OPEC’s decision to raise its production ceiling, partly in an effort to protect its market share and drive higher cost producers out of the marketplace.

The sustained decline in commodity prices since mid-2014 has dramatically reduced the level of onshore United States drilling and completions activity and, consequently, the demand for our services. During the three months ended March 31, 2016, NYMEX WTI maintained oil spot pricing at their lowest levels since 2003 and NYMEX natural gas spot prices had fallen from multi-year highs reached in early-2014. The extent and length of the current down cycle continues to be uncertain and is dependent on a number of economic, geopolitical and monetary policy factors that are outside our control. Until there is a sustained recovery in commodity prices, we expect that reduced equipment utilization levels and pricing pressure across each of our operating segments will persist. If drilling and completions activity remains at depressed levels or worsens, it will likely have a material adverse impact on our business, financial condition, cash flows and results of operations.

Restructuring Support Agreement

On April 15, 2016, SSE and all of our wholly owned subsidiaries entered into a Restructuring Support Agreement with certain lenders representing approximately 92.0% of the outstanding principal amount under our Incremental Term Loan and certain noteholders collectively owning or controlling approximately 57.7% of the aggregate outstanding principal amount of the 2019 Notes (collectively, the “Restructuring Support Parties”).

The Restructuring Support Agreement sets forth, subject to certain conditions, the commitment to and obligations of us and the Restructuring Support Parties (and any successors or permitted assigns that become party thereto) in connection with a restructuring of our 2019 Notes, our 2022 Notes and our common stock, par value $0.01 per share, pursuant to a pre-packaged or pre-negotiated plan of reorganization to be filed under Chapter 11 of the United States Bankruptcy Code. In addition, on April 22, 2016, the Company and all of its wholly owned subsidiaries entered into an amendment to the Restructuring Support

Agreement with the Restructuring Support Parties to extend certain dates set forth in the original agreement, including extending the deadline to commence solicitation of votes for the Plan until April 29, 2016. We intend to commence the Chapter 11 cases upon concluding solicitation of votes on the Plan.

The Plan will be based on the restructuring term sheet attached to the Restructuring Support Agreement. The Term Sheet contemplates that we will continue our day-to-day operations substantially as currently conducted and that all of our commercial and operational contracts will remain in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan include:

•payment in full in the ordinary course of all trade creditors and other general unsecured creditors;
•the exchange of the full $650.0 million of the 2019 Notes into either 96.75% of the New Common Stock, if the holders of the 2022 Notes vote as a class to accept the Plan, or 98.67% of the New Common Stock, if the holders of the 2022
Notes vote as a class to not accept the Plan;
•the exchange of the full $450.0 million of the 2022 Notes for either (i) 3.25% of our New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values, if the holders of the 2022 Notes vote as a class to accept the Plan, or (ii) 1.33% of the New Common Stock, if the holders of the 2022 Notes vote as a class to not accept the Plan;
•the issuance, if all classes of claims entitled to vote accept the Plan, to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;
•the reinstatement of our existing $400 million secured term loan on identical terms; and
•the payment of a consent fee equal to 2% of the Incremental Term Loan plus $15 million of the outstanding
Incremental Term Loan balance, together with the reinstatement of the remaining $84 million balance of the Incremental Term Loan on identical terms other than the suspension of any prepayment premium for a period of 18 months.

The Plan is expected to effectuate, among other things, a substantial reduction in our bond obligations (including $1.1 billion in the aggregate of the face amount of the 2019 Notes and 2022 Notes).

The warrants that may be provided in exchange for the 2022 Notes and to the existing common stockholders will be exercisable at any time until their expiration date. The 2022 warrants will be exercisable for a per share price based upon a total equity value of $524 million and will expire 5 years from the effective date of the reorganization, subject to the earlier expiration upon the occurrence of certain extraordinary events. The two series of warrants that may be provided to existing common stockholders will be exercisable at share prices based on total equity values of $1.788 billion and $2.5 billion and will expire 5 years and 7 years, respectively, from the effective date, subject to earlier expiration upon the occurrence of certain extraordinary events.

Upon the consummation of the Plan, all unvested existing management equity-based compensation plans will be cancelled. The reorganized SSE expects to implement a management incentive plan pursuant to which certain officers and employees of the reorganized SSE will be eligible to receive, in the aggregate, cash and/or shares and/or options to acquire shares of New Common Stock up to 10% of our total outstanding New Common Stock at the discretion of our reorganized Board of Directors.

In accordance with the Restructuring Support Agreement, each of the Restructuring Support Parties agrees, among other things: (i) to support and use commercially reasonable efforts to complete the Restructuring Transactions and all transactions contemplated by the Restructuring Support Agreement in accordance with certain deadlines specified in the Restructuring Support Agreement; (ii) to vote all of its claims to accept the Plan and to not withdraw, amend or revoke (or cause to be withdrawn, amended or revoked) its tender, consent or vote with respect to the Plan; (iii) to not directly or indirectly object to, delay, impede or take any other action to interfere with the Restructuring Transactions, or propose, file, support or vote for any restructuring, workout or Chapter 11 plan for us other than the Restructuring Transactions and the Plan; (iv) to not take certain actions in furtherance of the declaration of a default or event of default with respect to its debt holdings; and (v) to not take any other action that is materially inconsistent with its obligations under the Restructuring Support Agreement.

In accordance with the Restructuring Support Agreement, we agree, subject to our officers’ managers’ and directors’ fiduciary duties, among other things: (i) to support, negotiate in good faith, and take all necessary and appropriate actions to complete the Restructuring Transactions set forth in the Plan; (ii) to take all commercially reasonable actions necessary to complete the Restructuring Transactions set forth in the Plan in accordance with certain milestones defined in the Restructuring Support Agreement; (iii) to make commercially reasonable efforts to obtain any and all required regulatory and/or third-party approvals necessary to consummate the Plan; and (iv) to not undertake any action materially inconsistent with the adoption and implementation of the Plan and the speedy confirmation thereof.

The Restructuring Support Agreement may be terminated upon the occurrence of certain events, including the failure to meet specified milestones related to filing, confirmation and consummation of the Plan, among other requirements, and in the event of certain breaches by the parties under the Restructuring Support Agreement. There can be no assurance that the Restructuring Transactions will be consummated. We continue to believe that we will have adequate liquidity over the next twelve months to operate our business and to meet our cash requirements. If the Restructuring Transactions are not consummated, we would continue to evaluate various strategic alternatives to reduce the level of our long-term debt and lower our future cash interest obligations, including debt repurchases, exchanges of existing debt securities for new debt securities and exchanges or conversions of existing debt securities for new equity securities, among other options.

Backlog

We maintain a backlog of contract revenues under our contracts for the provision of drilling and hydraulic fracturing services. Our drilling and hydraulic fracturing backlogs as of March 31, 2016 were approximately $255.2 million and $164.2 million, respectively, with average durations of 13 months and 10 months, respectively. We calculate our drilling backlog by multiplying the day rate under our contracts by the number of days remaining under the contract. We calculate our hydraulic fracturing backlog by multiplying (i) the rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, many of our drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. We calculate our contract drilling early termination value assuming each rig remains stacked for the remainder of the term of the terminated contract. As a result of the foregoing, revenues could differ materially from the backlog and early termination amounts presented.

As of March 31, 2016, we expect to recognize revenues from backlog as follows (in millions):

	2016	2017	Thereafter
Backlog	$233.5	$167.9	$18.0

As of March 31, 2016, our total contract early termination value related to our drilling backlog was as follows (in millions):

	2016	2017	Thereafter
Drilling contract early termination value	$111.2	$81.4	$10.1

How We Evaluate Our Operations

Our management team uses a variety of tools to monitor and manage our operations in the following eight areas: (a) segment gross margin, (b) equipment maintenance performance, (c) customer satisfaction, (d) asset utilization, (e) safety performance, (f) Adjusted EBITDA, (g) Adjusted Revenues and (h) Adjusted Operating Costs.

Segment Gross Margin. We define segment gross margin as segment revenues less segment operating costs. We view segment gross margin as one of our key management tools for managing costs at the segment level and evaluating segment performance. Our management tracks segment gross margin both as an absolute amount and as a percentage of revenues compared to prior periods.

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

Adjusted EBITDA. The primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business is Adjusted EBITDA, which we define as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to add back gain or loss on sale of a business and exit costs, gain or loss on sale of property and equipment, impairment of goodwill, impairments and other, impairment of equity method investment, non-cash stock compensation, severance-related costs, restructuring charges, interest income, and certain non-recurring items, such as the sale of our drilling rig relocation and logistics business and the sale of our water hauling assets. The table below shows our Adjusted EBITDA for the three months ended March 31, 2016 and 2015 and the three months ended December 31, 2015.

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Adjusted EBITDA:
Consolidated	$37,874	$93,344	$56,296
Drilling (a)	$46,028	$73,193	$55,907
Hydraulic Fracturing (b)	$6,501	$32,912	$14,155
Oilfield Rentals (c)	$(1,747)	$9,691	$938

(a)
During the Previous Quarter and Prior Quarter, general and administrative expenses were allocated to the Drilling segment in the amount of $7.6 million and $9.2 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Drilling segment. No allocations were made in the Current Quarter and the allocations for the Previous and Prior Quarters have been retroactively revised in the table above. See Note 14 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

(b)
During the Previous Quarter and Prior Quarter, general and administrative expenses were allocated to the Hydraulic Fracturing segment in the amount of $6.1 million and $6.7 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Hydraulic Fracturing segment. No allocations were made in the Current Quarter and the allocations for the Previous and Prior Quarters have been retroactively revised in the table above. See Note 14 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

(c)
During the Previous Quarter and Prior Quarter, general and administrative expenses were allocated to the Oilfield Rentals segment in the amount of $2.6 million and $1.9 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Oilfield Rentals segment. No allocations were made in the Current Quarter and the allocations for the Previous and Prior Quarters have been retroactively revised in the table above. See Note 14 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

Adjusted Revenues and Adjusted Operating Costs. Key financial and operating measurements that our management uses to analyze and monitor our period-over-period operating performance are “Adjusted Revenues” and “Adjusted Operating Costs”, which we define as revenues and operating costs before revenues and operating costs associated with our rig relocation and logistics business and water hauling assets that were sold in the second quarter of 2015.

Non-GAAP Financial Measures

“Adjusted EBITDA”, “Adjusted Revenues” and “Adjusted Operating Costs” are non-GAAP financial measures. Adjusted EBITDA, Adjusted Revenues and Adjusted Operating Costs, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and are not measures of performance calculated in accordance with generally accepted accounting principles (“GAAP”).

Adjusted Revenues and Adjusted Operating Costs should not be considered in isolation or as a substitute for revenues and operating costs, respectively, prepared in accordance with GAAP. However, our management uses Adjusted Revenues and Adjusted Operating Costs to evaluate our period-over-period operating performance because our management believes these measures improve the comparability of our continuing business and they may be useful to an investor in evaluating our operating performance. A reconciliation of Adjusted Revenues and Adjusted Operating Costs to the GAAP measures of revenues and operating costs, respectively, is provided below in “—Results of Operations” for each period discussed.

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

There are significant limitations to using Adjusted EBITDA as a measure of performance, including the inability to analyze the effect of certain recurring and non-recurring items that materially affect our net income or loss. Additionally, because Adjusted EBITDA excludes some, but not all, items that affect net income and is defined differently by other companies in our industry, our definition of Adjusted EBITDA may not be comparable to similarly titled measures of other companies.

On a consolidated basis, the following tables present a reconciliation of Adjusted EBITDA to the GAAP financial measures of net loss and cash provided by operating activities. The following tables also provide a reconciliation of Adjusted EBITDA to the GAAP financial measure of net income or loss for each of our operating segments.

Consolidated

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Net loss	$(59,563)	$(37,601)	$(60,590)
Add:
Interest expense	25,279	23,516	25,303
Income tax benefit	(8,074)	(16,232)	(18,173)
Depreciation and amortization	69,645	84,975	68,642
Loss (gain) on sale of a business and exit costs	148	—	(1,326)
(Gains) losses on sales of property and equipment, net	(450)	4,210	(368)
Impairment of goodwill	—	—	27,434
Impairments and other	305	6,272	1,912
Impairment of equity method investment	—	—	8,806
Non-cash compensation	6,112	18,355	4,864
Severance-related costs	339	1,404	409
Restructuring charges	4,747	—	—
Interest income	(614)	—	(617)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	(3,859)	—
Water hauling Adjusted EBITDA	—	(4,586)	—
Adjusted EBITDA	$37,874	$93,344	$56,296

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Cash provided by operating activities	$3,875	$27,513	$20,444
Add:
Changes in operating assets and liabilities	6,174	35,102	12,841
Interest expense	25,279	23,516	25,303
Amortization of deferred financing costs	(1,241)	(1,028)	(1,242)
Income from equity investees	—	972	—
Provision for doubtful accounts	(842)	(2,580)	555
Current tax expense	(8)	—	58
Exit costs of Former Oilfield Trucking	148	—	(1,364)
Severance-related costs	339	1,404	409
Restructuring charges	4,747	—	—
Interest income	(614)	—	(617)
Other	17	—	(91)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	(3,859)	—
Water hauling Adjusted EBITDA	—	(4,586)	—
Adjusted EBITDA	$37,874	$93,344	$56,296

Drilling

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Net income (loss)	$5,184	$479	$(15,547)
Add:
Income tax expense (benefit)	703	207	(4,663)
Depreciation and amortization	38,304	49,539	37,442
Losses on sales of property and equipment, net	240	4,386	664
Impairment of goodwill	—	—	27,434
Impairments and other	305	3,729	1,912
Non-cash compensation	985	5,326	802
Severance-related costs	189	344	215
Corporate overhead allocation (a)	—	9,183	7,648
Restructuring charges	118	—	—
Adjusted EBITDA	$46,028	$73,193	$55,907

(a)
Prior to the Current Quarter, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective in the Current Quarter, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker.  Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Hydraulic Fracturing

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Net (loss) income	$(12,143)	$6,054	$(15,222)
Add:
Income tax (benefit) expense	(1,646)	2,613	(4,565)
Depreciation and amortization	19,741	16,277	18,691
Losses (gains) on sales of property and equipment, net	45	(5)	59
Impairment of equity method investment	—	—	8,806
Non-cash compensation	429	1,238	207
Severance-related costs	—	81	83
Corporate overhead allocation (a)	—	6,654	6,096
Restructuring charges	75	—	—
Adjusted EBITDA	$6,501	$32,912	$14,155

(a)
Prior to the Current Quarter, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective in the Current Quarter, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker.  Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Oilfield Rentals

	Three Months Ended
	March 31,		December 31,
	2016	2015	2015
	(In thousands)
Net loss	$(8,624)	$(3,509)	$(7,852)
Add:
Income tax benefit	(1,169)	(1,515)	(2,355)
Depreciation and amortization	8,501	12,172	9,390
Gains on sales of property and equipment, net	(717)	(171)	(1,003)
Non-cash compensation	184	861	50
Severance-related costs	38	(46)	82
Corporate overhead allocation (a)	—	1,899	2,626
Restructuring charges	40	—	—
Adjusted EBITDA	$(1,747)	$9,691	$938

(a)
Prior to the Current Quarter, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective in the Current Quarter, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker.  Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service.

As of March 31, 2016, we had cash of $74.7 million and working capital of $132.9 million. As of April 21, 2016, SSE had cash and short-term investments of $80.5 million and our revolving credit facility remained undrawn. As of March 31, 2016, we had $31.1 million of purchase commitments related to future capital expenditures that we expect to incur in 2016.

We expect that our primary sources of liquidity will be from cash on hand, cash from operations and, until commencing a pre-packaged Chapter 11 proceeding, availability under our revolving credit facility. In addition, we intend to enter into a $100.0 million senior secured asset-based debtor-in-possession revolving credit facility (the “DIP Facility”) upon commencing a pre-packaged Chapter 11 proceeding after concluding solicitation of votes on the Plan pursuant to the Restructuring Support Agreement and we expect that the DIP Facility will convert to a $100.0 million senior secured asset-based revolving credit facility upon emerging from the Chapter 11 bankruptcy proceeding. For additional information about the planned restructuring, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Restructuring Support Agreement”.

Long-Term Debt

The following table presents our long-term debt as of March 31, 2016 and December 31, 2015:

	March 31, 2016	December 31, 2015
	(in thousands)
6.625% Senior Notes due 2019	$650,000	$650,000
6.50% Senior Notes due 2022	450,000	450,000
Term Loans	492,000	493,250
Total principal amount of debt	1,592,000	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Total principal amount of long-term debt	1,587,000	1,588,250
Less: Unamortized deferred financing costs	22,506	23,658
Total long-term debt	$1,564,494	$1,564,592

For further information on our long-term debt, please read Note 5 to our condensed consolidated financial statements included in Item 1 of this report.

Capital Expenditures

Our business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. Our capital requirements consist primarily of:

•
growth capital expenditures, which are defined as capital expenditures made to acquire additional equipment and other assets, increase our service lines, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•
maintenance capital expenditures, which are defined as capital expenditures that are necessary to maintain the service capability of our existing assets and include the replacement of components and equipment which are worn or obsolete.

Total capital expenditures were $54.2 million and $40.6 million for the Current Quarter and Prior Quarter, respectively. As of March 31, 2016, we had $31.1 million of purchase commitments related to future capital expenditures that we expect to incur in 2016 and we currently expect that our total capital expenditures will be under $100.0 million for 2016. We may increase, decrease or reallocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and a significant component of our anticipated capital spending is discretionary. In addition, from time to time we may use cash on hand in excess of our budgeted capital expenditures to repurchase and cancel our outstanding long-term debt or our common stock, subject to approval by our Board of Directors.

Cash Flow

Our cash flow depends in large part on the level of spending by our customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Quarter and Prior Quarter.

	Three Months Ended March 31,
	2016	2015
	(Unaudited) (In thousands)
Cash Flow Statement Data:
Net cash provided by operating activities	$3,875	$27,513
Net cash used in investing activities	$(58,270)	$(38,693)
Net cash (used in) provided by financing activities	$(1,582)	$14,263
Cash, beginning of period	$130,648	$891
Cash, end of period	$74,671	$3,974

Operating Activities. Cash provided by operating activities was $3.9 million and $27.5 million for the Current Quarter and Prior Quarter, respectively. Changes in working capital items decreased cash provided by operating activities by $6.2 million and $35.1 million for the Current Quarter and Prior Quarter, respectively. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, amortization of deferred financing costs, gains or losses on sales of property and equipment, impairments, non-cash compensation, income or losses from equity investees and deferred income taxes.

Investing Activities. Cash used in investing activities was $58.3 million and $38.7 million for the Current Quarter and Prior Quarter, respectively. Capital expenditures are the main component of our investing activities. The main component of our capital expenditures for both the Current Quarter and Prior Quarter was our investment in new PeakeRigs™. Additionally, we purchased hydraulic fracturing equipment with an aggregate of 60,000 horsepower, at auction, for $10.6 million during the Current Quarter. Cash used in investing activities was partially offset by proceeds from asset sales in the amounts of $2.2 million and $2.0 million for the Current Quarter and Prior Quarter, respectively. We also purchased $6.2 million of short-term investments during the Current Quarter.

Financing Activities. Net cash (used in) provided by financing activities was ($1.6) million and $14.3 million for the Current Quarter and Prior Quarter, respectively. We had borrowings and repayments under our credit facility of $109.3 million and $94.5 million, respectively, during the Prior Quarter. We made term loan repayments of $1.3 million during the Current Quarter.

Results of Operations

Results of Operations—Three Months Ended March 31, 2016 vs. December 31, 2015

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Previous Quarter.

	Three Months Ended
	March 31, 2016	December 31, 2015
	(In thousands)
Revenues:
Revenues	$155,361	$192,788
Operating Expenses:
Operating costs	106,960	124,243
Depreciation and amortization	69,645	68,642
General and administrative	22,262	16,705
Loss on sale of a business	—	38
Gains on sales of property and equipment, net	(450)	(368)
Impairment of goodwill	—	27,434
Impairments and other	305	1,912
Total Operating Expenses	198,722	238,606
Operating Loss	(43,361)	(45,818)
Other (Expense) Income:
Interest expense	(25,279)	(25,303)
Loss and impairment from equity investee	—	(8,806)
Other income	1,003	1,164
Total Other Expense	(24,276)	(32,945)
Loss Before Income Taxes	(67,637)	(78,763)
Income Tax Benefit	(8,074)	(18,173)
Net Loss	$(59,563)	$(60,590)

Revenues. Revenues for the Current Quarter decreased $37.4 million from the Previous Quarter due to decreased utilization and increased pricing pressure during the Current Quarter. The majority of our revenues have historically been derived from CHK and its working interest partners. The percentage of our revenues derived from CHK was 64% and 69% for the Current Quarter and the Previous Quarter, respectively.

	Three Months Ended
	March 31, 2016	December 31, 2015
Revenue:	(In thousands)
Drilling	$71,908	$89,558
Hydraulic fracturing	76,308	91,930
Oilfield rentals	7,145	11,290
Other operations	—	10
Total	$155,361	$192,788

Operating Costs. Operating costs for the Current Quarter decreased $17.3 million from the Previous Quarter primarily due to a decrease in labor-related costs and a decrease in product costs in our hydraulic fracturing segment. As a percentage of revenues, operating costs were 69% and 64% for the Current Quarter and Previous Quarter, respectively. The increase was due to increased pricing pressure.

	Three Months Ended
	March 31, 2016	December 31, 2015
Operating Costs:	(In thousands)
Drilling	$27,156	$34,869
Hydraulic fracturing	70,439	78,083
Oilfield rentals	9,078	10,437
Other operations	287	854
Total	$106,960	$124,243

Drilling

	Three Months Ended
	March 31, 2016	December 31, 2015
	(In thousands)
Revenues	$71,908	$89,558
Operating costs	27,156	34,869
Gross margin	$44,752	$54,689

Drilling revenues for the Current Quarter decreased $17.7 million, or 20%, from the Previous Quarter. This decrease was primarily due to a 30% decline in revenue days. Average revenue per revenue day decreased 4% due to pricing pressure. Revenues from non-CHK customers were 39% of total segment revenues in both the Current Quarter and Previous Quarter.

Drilling operating costs for the Current Quarter decreased $7.7 million, or 22%, from the Previous Quarter, primarily due to decreases in labor-related costs. Average operating costs per revenue day in the Current Quarter increased 13% from the Previous Quarter, primarily due to fewer revenue days. As a percentage of drilling revenues, drilling operating costs were 38% and 39% for the Current Quarter and the Previous Quarter, respectively. Drilling restructuring charges were $0.1 million in the Current Quarter.

Hydraulic Fracturing

	Three Months Ended
	March 31, 2016	December 31, 2015
	(In thousands)
Revenues	$76,308	$91,930
Operating costs	70,439	78,083
Gross margin	$5,869	$13,847

Hydraulic fracturing revenues for the Current Quarter decreased $15.6 million, or 17%, from the Previous Quarter. This decrease was due to a 7% decline in revenues per stage and a 22% decline in stages completed during the Current Quarter. Revenues from non-CHK customers increased to 30% of total segment revenues in the Current Quarter, compared to 19% for the Previous Quarter.

Hydraulic fracturing operating costs for the Current Quarter decreased $7.6 million, or 10% from the Previous Quarter, primarily due to a 13% decrease in product costs. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 92% and 85% for Current Quarter and Previous Quarter, respectively. The increase was due to increased pricing pressure. Hydraulic fracturing restructuring charges were $0.1 million in the Current Quarter.

Oilfield Rentals

	Three Months Ended
	March 31, 2016	December 31, 2015
	(In thousands)
Revenues	$7,145	$11,290
Operating costs	9,078	10,437
Gross margin	$(1,933)	$853

Oilfield rental revenues for the Current Quarter decreased $4.1 million, or 37%, from the Previous Quarter. The decrease was primarily due to a decline in utilization attributable to reductions in drilling and completions activity by our customers. As a percentage of total segment revenues, revenues from non-CHK customers increased to 76% of total segment revenues in the Current Quarter, compared to 71% for the Previous Quarter.

Oilfield rental operating costs for the Current Quarter decreased $1.4 million, or 13%, from the Previous Quarter. The decrease was primarily due to a decline in labor-related costs and subcontracting services. As a percentage of oilfield rental revenues, oilfield rental operating costs were 127% and 92% for the Current Quarter and Previous Quarter, respectively. The increase was due to significant declines in fleet utilization and increased pricing pressure.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Previous Quarter were $69.6 million and $68.6 million, respectively. As a percentage of revenues, depreciation and amortization expense was 45% and 36% for the Current Quarter and Previous Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Previous Quarter were $22.3 million and $16.7 million, respectively. During the Current Quarter, we recognized restructuring charges of $4.7 million related to the restructuring agreement we entered into in April 2016. See Note 1 to the Unaudited Condensed Consolidated Financial Statements included in Part 1 of this report for additional discussion. We also incurred non-cash compensation expenses of $4.5 million and $3.8 million and severance-related costs of $0.3 million and $0.4 million during the Current Quarter and Previous Quarter, respectively. As a percentage of revenues, general and administrative expenses were 14% and 9% for the Current Quarter and Previous Quarter, respectively.

Gains on Sales of Property and Equipment, Net. We recorded gains on sales of property and equipment of $0.5 million and $0.4 million during the Current Quarter and Previous Quarter, respectively.

Impairments and Other. During the Current Quarter and Prior Quarter, we recognized impairment charges of $0.3 million and $1.9 million for certain drilling rigs that we impaired based on expected future cash flows of these rigs.

Impairment of Goodwill. During the Previous Quarter, we recognized an impairment loss of $27.4 million on the goodwill associated with our 2011 Bronco acquisition.

Interest Expense. Interest expense for both the Current Quarter and Previous Quarter was $25.3 million related to borrowings under our senior notes, term loans and credit facility.

Loss and Impairment from Equity Investee. Loss and impairment from equity investee was $8.8 million for the Previous Quarter, respectively, which was a result of our 49% membership interest in Maalt. We recorded non-cash impairment charges of $8.8 million in the Previous Quarter which resulted from an excess of carrying value over the estimated fair value for this investment.

Other Income. Other income was $1.0 million and $1.2 million for the Current Quarter and Previous Quarter, respectively.

Income Tax Benefit. We recorded income tax benefit of $8.1 million and $18.2 million for the Current Quarter and Previous Quarter, respectively. The $10.1 million decrease in income tax benefit is primarily the result of a valuation allowance of $11.6 million being recorded in the Current Quarter which caused our effective tax rate to decrease from 23% in the Previous Quarter to 12% in the Current Quarter.

Three Months Ended March 31, 2016 vs. March 31, 2015

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Prior Quarter.

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues:
Revenues	$155,361	$429,787
Operating Expenses:
Operating costs	106,960	331,611
Depreciation and amortization	69,645	84,975
General and administrative	22,262	33,912
(Gains) losses on sales of property and equipment, net	(450)	4,210
Impairments and other	305	6,272
Total Operating Expenses	198,722	460,980
Operating Loss	(43,361)	(31,193)
Other (Expense) Income:
Interest expense	(25,279)	(23,516)
Income from equity investee	—	972
Other income (expense)	1,003	(96)
Total Other Expense	(24,276)	(22,640)
Loss Before Income Taxes	(67,637)	(53,833)
Income Tax Benefit	(8,074)	(16,232)
Net Loss	$(59,563)	$(37,601)

Revenues. Revenues and Adjusted Revenues for the Current Quarter decreased $274.4 million and $245.2 million, respectively, from the Prior Quarter. The decrease was primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 64% and 74% for the Current Quarter and Prior Quarter, respectively.

	Three Months Ended March 31,
	2016	2015
Revenue:	(In thousands)
Drilling	$71,908	$166,054
Hydraulic fracturing	76,308	202,017
Oilfield rentals	7,145	32,488
Former oilfield trucking	—	29,228
Total	$155,361	$429,787

Adjusted Revenue(a):
Revenue	$155,361	$429,787
Less:
Drilling rig relocation and logistics revenues	—	23,830
Water hauling revenues	—	5,398
Adjusted Revenue	$155,361	$400,559

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with our rig relocation and logistics business and water hauling assets that were sold in the second quarter of 2015. For a description of our calculation of adjusted revenues and the reasons why our management uses this measure to evaluate our business, please read “— How We Evaluate Our Operations” and “— Non-GAAP Financial Measures.”

Operating Costs. Operating costs and Adjusted Operating Costs for the Current Quarter decreased $224.7 million and $188.4 million, respectively, from the Prior Quarter. The decrease was due to declines in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment. As a percentage of adjusted revenues, adjusted operating costs were 69% and 74% for the Current Quarter and Prior Quarter, respectively. The decrease was due primarily to declines in labor-related costs.

	Three Months Ended March 31,
	2016	2015
Operating Costs:	(In thousands)
Drilling	$27,156	$98,140
Hydraulic fracturing	70,439	171,305
Oilfield rentals	9,078	23,619
Former oilfield trucking	—	36,291
Other operations	287	2,256
Total	$106,960	$331,611

Adjusted Operating Costs(a):
Operating Costs	$106,960	$331,611
Less:
Drilling rig relocation and logistics operating costs	—	26,980
Water hauling operating costs	—	9,311
Adjusted Operating Costs	$106,960	$295,320

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with our drilling rig relocation and logistics business and water hauling assets, which were sold in the second quarter of 2015. For a description of our calculation of adjusted operating costs and the reasons why our management uses this measure to evaluate our business, see “— How We Evaluate Our Operations” and “— Non-GAAP Financial Measures.”

Drilling

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues	$71,908	$166,054
Operating costs	27,156	98,140
Gross margin	$44,752	$67,914

Drilling revenues for the Current Quarter decreased $94.1 million, or 57%, from the Prior Quarter, primarily due to a 74% decrease in revenue days. Average revenue per revenue day for the Current Quarter decreased 11% from the Prior Quarter primarily due to increased pricing pressure. The share of revenues from non-CHK customers decreased to 39% of total segment revenues in the Current Quarter, compared to 41% for the Prior Quarter.

Drilling operating costs for the Current Quarter decreased $71.0 million, or 72%, from the Prior Quarter, due primarily to a decrease in labor-related costs and lower fleet utilization. As a percentage of drilling revenues, drilling operating costs were 38% and 59% for the Current Quarter and the Prior Quarter, respectively. The decrease was primarily due to a higher proportion of idle-but-contracted rigs, which generate revenue with little associated cost. Drilling restructuring charges were $0.1 million in the Current Quarter.

Hydraulic Fracturing

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues	$76,308	$202,017
Operating costs	70,439	171,305
Gross margin	$5,869	$30,712

Hydraulic fracturing revenues for the Current Quarter decreased $125.7 million, or 62%, from the Prior Quarter, which was primarily due to a 30% decrease in revenues per stage, in addition to a 46% decrease in completed stages. Revenues from non-CHK customers increased to 30% of total segment revenues in the Current Quarter, compared to 7% in the Prior Quarter.

Hydraulic fracturing operating costs for the Current Quarter decreased $100.9 million, or 59% from the Prior Quarter, primarily due to a 62% decrease in product costs and reduced labor-related costs. As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 92% and 85% for the Current Quarter and Prior Quarter, respectively. The increase was due to increased pricing pressure. Hydraulic fracturing restructuring charges were $0.1 million in the Current Quarter.

Oilfield Rentals

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues	$7,145	$32,488
Operating costs	9,078	23,619
Gross margin	$(1,933)	$8,869

Oilfield rental revenues for the Current Quarter decreased $25.3 million, or 78%, from the Prior Quarter, which was primarily due to a decline in utilization by CHK and pricing pressure. Revenues from non-CHK customers increased to 76% of total segment revenues in the Current Quarter, compared to 44% for the Prior Quarter.

Oilfield rental operating costs for the Current Quarter decreased $14.5 million, or 62%, from the Prior Quarter, which was primarily due to lower utilization and a decrease in labor-related costs. As a percentage of oilfield rental revenues, oilfield rental operating costs were 127% and 73% for the Current Quarter and Prior Quarter, respectively. The increase was due to significant declines in fleet utilization and increased pricing pressure.

Former Oilfield Trucking

	Three Months Ended March 31,
	2016	2015
	(In thousands)
Revenues	$—	$29,228
Operating costs	—	36,291
Gross margin	$—	$(7,063)

During the second quarter of 2015, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Prior Quarter was $69.6 million and $85.0 million, respectively. The decrease is primarily due to the Prior Quarter including $12.0 million and $5.1 million related to change in accounting estimates and the Former Oilfield Trucking segment, respectively, partially offset by the placing into service of our new PeakeRigs™. As a percentage of revenues, depreciation and amortization expense was 45% and 20% for the Current Quarter and Prior Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Prior Quarter were $22.3 million and $33.9 million, respectively. During the Prior Quarter, we incurred charges of $5.6 million pursuant to the transition services agreement provided by CHK. Services provided by CHK pursuant to the transition services agreement were terminated in the second quarter of 2015. During the Current Quarter, we recognized restructuring charges of $4.7 million. We incurred non-cash compensation expenses of $4.5 million and $9.5 million and severance-related costs of $0.3 million and $1.4 million during the Current Quarter and Prior Quarter, respectively. As a percentage of revenues, general and administrative expenses were 14% and 8% for the Current Quarter and Prior Quarter, respectively.

(Gains) losses on Sales of Property and Equipment, Net. We recorded (gains) losses on sales of property and equipment of ($0.5) million and $4.2 million during the Current Quarter and Prior Quarter, respectively.

Impairments and Other. During the Current Quarter and Prior Quarter, we recognized impairments of $0.3 million and $6.3 million, respectively. During the Current Quarter and Prior Quarter, we recognized impairment charges of $0.3 million and $3.3 million for certain drilling rigs and $2.5 million in the Prior Quarter for trucking fluid disposals equipment that we impaired based on future cash flows of these rigs and equipment. We also identified certain other property and equipment during the Prior Quarter that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the related equipment and recognized impairment charges of $0.4 million related to this equipment.

Interest Expense. Interest expense for the Current Quarter and Prior Quarter was $25.3 million and $23.5 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. The increase in interest expense from the Prior Quarter to the Current Quarter was primarily due to the addition of the Incremental Term Loan.

Income from Equity Investee. Income from equity investee was $1.0 million for the Prior Quarter, which was a result of our 49% membership interest in Maalt.

Other Income (Expense). Other income was $1.0 million and ($0.1) million for the Current Quarter and Prior Quarter, respectively.

Income Tax Benefit. We recorded an income tax benefit of $8.1 million and $16.2 million for the Current Quarter and Prior Quarter, respectively. The $8.1 million decrease in income tax benefit is primarily the result of a valuation allowance of $11.6 million being recorded in the Current Quarter which caused our effective tax rate to decrease from 30% in the Prior Quarter to 12% in the Current Quarter.

Off-Balance Sheet Arrangements

Operating Leases

As of March 31, 2016, we were party to five lease agreements with various third parties to utilize 725 rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases. As of March 31, 2016, we were also party to various lease agreements for other property and equipment with varying terms. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of March 31, 2016 under our operating leases are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$3,974	$1,033	$5,007
2017	3,360	745	4,105
2018	1,430	374	1,804
2019	715	209	924
Total	$9,479	$2,361	$11,840

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of March 31, 2016, we had $31.1 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2016.

Critical Accounting Policies

We consider accounting policies related to property and equipment, impairment of long-lived assets, goodwill, revenue recognition and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the SEC on February 17, 2016.

Forward-Looking Statements

All references in this report to “SSE”, the “Company”, “us”, “we”, and “our” are to Seventy Seven Energy Inc. and its consolidated subsidiaries. Certain statements contained in this report constitute forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Act of 1934. These statements relate to future events or our future performance. All statements other than statements of historical fact may be forward-looking statements. Forward-looking statements are often, but not always, identified by the use of words such as “seek,” “anticipate,” “plan,” “continue,” “estimate,” “expect,” “may,” “project,” “predict,” “potential,” “targeting,” “exploring,” “intend,” “could,” “might,” “should,” “believe” and similar expressions. These statements involve known and unknown risks and uncertainties and involve assumptions that may cause actual results or events to differ materially from those anticipated in such forward-looking statements. Seventy Seven Energy Inc. believes the expectations reflected in these forward-looking statements are reasonable, but we cannot assure you that these expectations will prove to be correct. We caution you not to place undue reliance on the forward-looking statements contained in this report, which speak only as of the filing date.

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	access to and cost of capital;

•	market prices for oil and natural gas;

•our customers’ expenditures for oilfield services;

•	dependence on CHK and its working interest partners for a majority of our revenues and our ability to secure new customers or provide additional services to existing customers;

•	the potential adverse impact of the Restructuring Transactions on our operations, management, and employees and the risks associated with operating the business during the Chapter 11 process;

•	our ability to consummate the Restructuring Transactions;

•	the terms and availability of any new debt we may obtain upon commencing voluntary Chapter 11 bankruptcy proceedings;

•	the limitations that our level of indebtedness may have on our financial flexibility and restrictions in our debt agreements;

•	our ability to reduce the level of our long-term debt and lower our cash interest obligations;

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and rental equipment;

•	our credit profile;

•	access to and cost of capital;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions; and

•	legislative or regulatory changes, including changes in environmental regulations, drilling regulations and liability under federal and state environmental laws and regulations.

Forward-looking statements related to the pre-packaged plan of reorganization involve known and unknown risks, uncertainties, assumptions and other factors which may cause our actual results, performance or achievements to be materially different from any results, performance or achievements expressed or implied by our forward-looking statements, including but not limited to potential adverse effects related to the following: potential de-listing of our common stock on the NYSE;
potential restructuring of our outstanding debt and related effects on the holders of our outstanding common stock; potential effects of the industry downturn on our business, financial condition and results of operations; potential limitations on our ability to maintain contracts and other critical business relationships; requirements for adequate liquidity to fund our operations in the future, including obtaining sufficient financing on acceptable terms; and other matters related to the potential restructuring and our indebtedness, including any defaults related thereto.

If one or more events related to these or other risks and uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. Except as may be required by law, we do not intend, and do not assume any obligation, to update any forward-looking statements.

New Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation,” which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” which requires separate presentation of financial assets and liabilities on the balance sheet and requires evaluation of the need for valuation allowance of deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017 with early adoption not permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

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

Historically, we have provided substantially all of our oilfield services to CHK and its working interest partners. For the Current Quarter and Prior Quarter, CHK accounted for approximately 64% and 74% of our revenues, respectively. The decline in commodity prices since mid-2014 has had an adverse effect on CHK’s and our other customers’ capital spending, which has adversely impacted our cash flows and financial position. The extent and length of the current down cycle is uncertain. If it is prolonged or worsens, it could have a further adverse effect on our customers’ capital spending. This would likely have a material adverse impact on our cash flows and financial position and could adversely affect our ability to comply with the financial covenant under our credit facility and limit our ability to fund our planned capital expenditures.

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

The following table provides information about our debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at March 31, 2016.

Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
	(in thousands)		(in thousands)
2016	—	—	3,750	5.000%
2017	—	—	5,000	5.000%
2018	—	—	5,000	5.000%
2019	650,000	6.625%	5,000	5.000%
2020	—	—	5,000	5.000%
After 2020	450,000	6.500%	468,250	5.008%
Total	$1,100,000		$492,000
Fair value	$227,285		$349,508

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

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the caption “Legal Proceedings” in Note 7 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth below and in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the SEC on February 17, 2016, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

We expect that we may not be able to regain compliance with the continued listing requirement of the NYSE and our common stock will become delisted from trading on NYSE.

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

We have six months following receipt of the NYSE’s notice to regain compliance with the NYSE’s minimum share price requirement. We can regain compliance at any time during the six-month cure period if on the last trading day of any calendar month during the cure period our common stock has a closing share price of at least $1.00 and an average closing share price of at least $1.00 over the 30 trading-day period ending on the last trading day of such month. Notwithstanding the foregoing, if we determine that we must cure the price condition by taking an action that will require approval of our stockholders (such as a reverse stock split), we may also regain compliance by: (i) obtaining the requisite stockholder approval by no later than our next annual meeting, (ii) implementing the action promptly thereafter, and (iii) the price of our common stock promptly exceeding $1.00 per share, and the price remaining above that level for at least the following 30 trading days. However, if at any time our common stock price drops to the point where the NYSE considers the price to be “abnormally low,” the NYSE has the discretion to begin delisting proceedings immediately. While there is no formal definition of “abnormally low” in the
NYSE rules, the NYSE has recently delisted the common stock of issuers when it trades below $0.16 per share. The NYSE may also initiate the delisting process upon an intent to file or the actual filing for relief under the provisions of bankruptcy laws. In addition, the NYSE will promptly initiate suspension and delisting procedures if the NYSE determines that we have an average global market capitalization over a consecutive 30 trading-day period of less than $15.0 million.

After the expiration of this six month period or at an earlier time, if the NYSE initiates the delisting process before the six-month cure period, we expect that our common stock will become delisted from trading on the NYSE and will then be traded on and over-the-counter market. A delisting of our common stock from the NYSE could negatively impact us as it would likely reduce the liquidity and market price of our common stock; reduce the number of investors willing to hold or acquire our common stock; and negatively impact our ability to access equity markets and obtain financing.

The Restructuring Support Agreement is subject to significant conditions and milestones that may be difficult for us to satisfy.

There are certain material conditions we must satisfy under the Restructuring Support Agreement, including the timely satisfaction of milestones in the Chapter 11 proceedings, such as confirmation of the Plan and effectiveness of the Plan. Our ability to timely complete such milestones is subject to risks and uncertainties that may be beyond our control.

If the Restructuring Support Agreement is terminated, our ability to confirm and consummate the Plan could be materially and adversely affected.

The Restructuring Support Agreement contains a number of termination events, upon the occurrence of which certain parties to the Restructuring Support Agreement may terminate the agreement. If the Restructuring Support Agreement is terminated, each of the parties thereto will be released from their obligations in accordance with the terms of the Restructuring Support Agreement. Such termination may result in the loss of support for the Plan by the parties to the Restructuring Support Agreement, which could adversely affect our ability to confirm and consummate the Plan. If the Plan is not consummated, there can be no assurance that any new Plan would be as favorable to holders of claims as the current Plan.
We may not be able to obtain confirmation of the Plan as outlined in the Restructuring Support Agreement.

Assuming that the Chapter 11 cases commence as provided in the Restructuring Support Agreement, there can be no assurance that the Plan as outlined in the Restructuring Support Agreement (or any other plan of reorganization) will be approved by the Bankruptcy Court, so we urge caution with respect to existing and future investments in our securities.

The success of any reorganization will depend on approval by the Bankruptcy Court and the willingness of existing debt and security holders to agree to the exchange or modification of their interests as outlined in the plan, and there can be no guarantee of success with respect to the Plan or any other plan of reorganization. For instance, we might receive official objections to confirmation of the Plan from the various bankruptcy committees and stakeholders in the Chapter 11 cases. We cannot predict the impact that any objection might have on the Plan or on a Bankruptcy Court’s decision to confirm the Plan. Any objection may cause us to devote significant resources in response which could materially and adversely affect our business, financial condition and results of operations.

If the Plan is not confirmed by the Bankruptcy Court, it is unclear whether we would be able to reorganize our business and what, if any, distributions holders of claims against us, including holders of our secured and unsecured debt and equity, would ultimately receive with respect to their claims.  Once commenced, there can be no assurance as to whether we will successfully reorganize and emerge from the Chapter 11 cases or, if we do successfully reorganize, as to when we would emerge from the Chapter 11 cases.

 Trading in our securities is highly speculative and poses substantial risks.  We expect that the existing common stock of the Company will be extinguished and the warrants proposed to be issued to existing equity holders under the Plan may not have any value.

The Plan, as outlined in the Restructuring Support Agreement, provides that our outstanding notes will be converted into equity of the reorganized Company and that the existing common stock of the Company will be extinguished upon the Company’s emergence from Chapter 11. The Plan provides that all equity interests of existing equity holders will be extinguished. If at least two-thirds in amount and one-half in number of each class of claims entitled to vote on the Plan vote to accept the Plan, equity holders will receive two series of warrants representing the right to purchase new common stock in the reorganized Company. If any class of claims fails to vote to accept the Plan, existing equity holders will receive no distribution under the Plan. Even if the Plan is confirmed as currently outlined, the value of any warrants that are issued is highly speculative and the exercise prices of such warrants are based upon assumed equity values that may never be attained.

Our historical financial information may not be indicative of our future financial performance.

 Our capital structure will likely be significantly altered under any plan of reorganization ultimately confirmed by the Bankruptcy Court. Under fresh-start reporting rules that may apply to us upon the effective date of a plan of reorganization, our assets and liabilities would be adjusted to fair values and our accumulated deficit would be restated to zero. Accordingly, if fresh-start reporting rules apply, our financial condition and results of operations following our emergence from Chapter 11 would not be comparable to the financial condition and results of operations reflected in our historical financial statements. Further, a plan of reorganization could materially change the amounts and classifications reported in our consolidated historical financial statements, which do not give effect to any adjustments to the carrying value of assets or amounts of liabilities that might be necessary as a consequence of confirmation of a plan of reorganization.

The pursuit of the Chapter 11 cases has consumed and will continue to consume a substantial portion of the time and attention of our management, which may have an adverse effect on our business and results of operations, and we may face increased levels of employee attrition.

While the Chapter 11 cases continue, our management will be required to spend a significant amount of time and effort focusing on the cases. This diversion of attention may materially adversely affect the conduct of our business, and, as a result, on our financial condition and results of operations, particularly if the Chapter 11 cases are protracted.

During the pendency of the Chapter 11 cases, our employees will face considerable distraction and uncertainty and we may experience increased levels of employee attrition. A loss of key personnel or material erosion of employee morale could have a materially adverse effect on our ability to meet customer expectations, thereby adversely affecting our business and results of operations. The failure to retain or attract members of our management team and other key personnel could impair our ability to execute our strategy and implement operational initiatives, thereby having a material adverse effect on our financial condition and results of operations.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program
January 1, 2016 - January 31, 2016	41,561	$0.87	—	—
February 1, 2016 - February 29, 2016	1,012	0.48	—	—
March 1, 2016 - March 31, 2016	384,687	0.70	—	—
Total	427,260	$0.71	—	—

(a)
Reflects shares surrendered as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to the Seventy Seven Energy Inc. 2014 Incentive Plan and the Seventy Seven Energy Inc. Amended and Restated 2014 Incentive Plan.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	2016 Performance Incentive Compensation Plan*					X
10.2	2016 Performance Incentive Compensation Plan Form of Award Agreement*					X
10.3	Restructuring Support Agreement dated April 15, 2016	8-K	001-36354	10.1	4/19/2016
10.4	Amendment to Restructuring Support Agreement dated April 22, 2016					X
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

April 25, 2016	SEVENTY SEVEN ENERGY INC.
	By:	/s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

	By:	/s/ Cary Baetz
Cary Baetz
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
10.1	2016 Performance Incentive Compensation Plan*					X
10.2	2016 Performance Incentive Compensation Plan Form of Award Agreement*					X
10.3	Restructuring Support Agreement dated April 15, 2016	8-K	001-36354	10.1	4/19/2016
10.4	Amendment to Restructuring Support Agreement dated April 22, 2016					X
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

*	Management contract or compensatory plan or arrangement.