Form 10-Q
period 2016-06-30
Seventy Seven Energy Inc.
filed 2016-08-09
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 001-36354

Seventy Seven Energy Inc.

(Exact name of registrant as specified in its charter)

Delaware	45-3338422
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

777 N.W. 63rd Street Oklahoma City, Oklahoma	73116
(Address of principal executive offices)	(Zip Code)
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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

As of August 4, 2016, there were 22,000,000 shares of our $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidated Balance Sheets
(Unaudited)

	June 30, 2016	December 31, 2015
	(In thousands, except share amounts)
Assets:
Current Assets:
Cash	$79,639	$130,648
Short-term investments	1,770	—
Accounts receivable, net of allowance of $2,937 and $3,680 at June 30, 2016 and December 31, 2015, respectively	92,312	164,721
Inventory	15,499	18,553
Deferred income tax asset	13,235	1,499
Prepaid expenses and other	15,908	17,141
Total Current Assets	218,363	332,562
Property and Equipment:
Property and equipment, at cost	2,678,600	2,646,446
Less: accumulated depreciation	(1,223,171)	(1,116,026)
Total Property and Equipment, Net	1,455,429	1,530,420
Other Assets:
Deferred financing costs	—	1,238
Other long-term assets	38,970	38,398
Total Other Assets	38,970	39,636
Total Assets	$1,712,762	$1,902,618
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$10,409	$53,767
Current portion of long-term debt	5,000	5,000
Other current liabilities	15,077	98,318
Total Current Liabilities	30,486	157,085
Long-Term Liabilities:
Deferred income tax liabilities	41,338	60,623
Long-term debt, excluding current maturities	475,684	1,564,592
Other long-term liabilities	948	1,478
Liabilities subject to compromise	1,178,873	—
Total Long-Term Liabilities	1,696,843	1,626,693
Commitments and Contingencies (Note 11)
Stockholders’ Equity:
Common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 58,968,427 and 59,397,831 shares at June 30, 2016 and December 31, 2015, respectively	590	594
Paid-in capital	361,436	350,770
Accumulated deficit	(376,593)	(232,524)
Total Stockholders’ Equity (Deficit)	(14,567)	118,840
Total Liabilities and Stockholders’ Equity	$1,712,762	$1,902,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidated Statements of Operations
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Revenues:
Revenues	$138,120	$295,128	$293,481	$724,915
Operating Expenses:
Operating costs	96,219	239,127	203,179	570,738
Depreciation and amortization	69,877	72,950	139,523	157,925
General and administrative	39,717	34,815	61,979	68,727
Loss on sale of a business	—	34,989	—	34,989
Losses on sales of property and equipment, net	1,014	9,010	564	13,220
Impairments and other	5,789	8,882	6,094	15,154
Total Operating Expenses	212,616	399,773	411,339	860,753
Operating Loss	(74,496)	(104,645)	(117,858)	(135,838)
Other (Expense) Income:
Interest expense (Contractual interest of $25,284 and $50,563 during the three and six months ended June 30, 2016, respectively)	(20,464)	(24,968)	(45,742)	(48,484)
Gains on early extinguishment of debt	—	13,085	—	13,085
Income from equity investee	—	136	—	1,108
Other income	926	1,043	1,928	947
Reorganization items, net	(13,427)	—	(13,427)	—
Total Other Expense	(32,965)	(10,704)	(57,241)	(33,344)
Loss Before Income Taxes	(107,461)	(115,349)	(175,099)	(169,182)
Income Tax Benefit	(22,956)	(40,679)	(31,030)	(56,911)
Net Loss	$(84,505)	$(74,670)	$(144,069)	$(112,271)

Loss Per Common Share (Note 7)
Basic	$(1.53)	$(1.50)	$(2.63)	$(2.30)
Diluted	$(1.53)	$(1.50)	$(2.63)	$(2.30)

Weighted Average Common Shares Outstanding (Note 7)
Basic	55,057	49,788	54,761	48,869
Diluted	55,057	49,788	54,761	48,869

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidated Statement of Changes in Equity
(Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
	(In thousands)
Balance at December 31, 2015	59,398	$594	$350,770	$(232,524)	$118,840
Net loss	—	—	—	(144,069)	(144,069)
Share-based compensation	(430)	(4)	10,666	—	10,662
Balance at June 30, 2016	58,968	$590	$361,436	$(376,593)	$(14,567)

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidated Statements of Cash Flows
(Unaudited)

	Six Months Ended June 30,
	2016	2015
	(In thousands)
CASH FLOWS FROM OPERATING ACTIVITIES:
NET LOSS	$(144,069)	$(112,271)
ADJUSTMENTS TO RECONCILE NET LOSS TO CASH PROVIDED BY OPERATING ACTIVITIES:
Depreciation and amortization	139,523	157,925
Amortization of deferred financing costs	2,287	2,135
Gains on early extinguishment of debt	—	(13,085)
Loss on sale of a business	—	34,989
Losses on sales of property and equipment, net	564	13,220
Impairments and other	6,094	15,154
Income from equity investee	—	(1,108)
Non-cash reorganization items, net	12,544	—
Provision for doubtful accounts	1,406	2,584
Non-cash compensation	11,341	31,486
Deferred income tax benefit	(31,022)	(56,911)
Other	(12)	(810)
Changes in operating assets and liabilities	28,365	86,369
Net cash provided by operating activities	27,021	159,677
CASH FLOWS FROM INVESTING ACTIVITIES:
Additions to property and equipment	(76,064)	(90,724)
Purchases of short-term investments	(6,242)	—
Proceeds from sales of assets	2,619	16,367
Proceeds from sale of a business	—	15,000
Proceeds from sales of short-term investments	4,468	—
Additions to investments	—	(112)
Other	22	3,392
Net cash used in investing activities	(75,197)	(56,077)
CASH FLOWS FROM FINANCING ACTIVITIES:
Borrowings from revolving credit facility	—	160,100
Payments on revolving credit facility	—	(210,600)
Payments to extinguish senior notes	—	(26,405)
Proceeds from issuance of term loan, net of issuance costs	—	94,481
Payments on term loan	(2,500)	(2,250)
Deferred financing costs	—	(784)
Other	(333)	(698)
Net cash (used in) provided by financing activities	(2,833)	13,844
Net (decrease) increase in cash	(51,009)	117,444
Cash, beginning of period	130,648	891
Cash, end of period	$79,639	$118,335

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidated Statements of Cash Flows — (Continued)
(Unaudited)

Supplemental disclosures to the condensed consolidated financial statements of cash flows are presented below:

SUPPLEMENTAL DISCLOSURE OF SIGNIFICANT NON-CASH INVESTING AND FINANCING ACTIVITIES:
Decrease in other current liabilities related to purchases of property and equipment	$(1,767)	$(8,991)
Note receivable received as consideration for sale of a business	$—	$27,000
SUPPLEMENTAL DISCLOSURE OF CASH PAYMENTS:
Interest paid, net of amount capitalized	$27,004	$48,146

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation, Going Concern and Risks and Uncertainties

Basis of Presentation

The accompanying condensed consolidated financial statements and related notes present the financial position of Seventy Seven Energy Inc. (“SSE,” “Company,” “we,” “us,” “our” or “ours”) as of June 30, 2016 and December 31, 2015, results of operations for the three and six months ended June 30, 2016 and 2015, changes in equity for the six months ended June 30, 2016 and cash flows for the six months ended June 30, 2016 and 2015. These notes relate to the three and six months ended June 30, 2016 (the “Current Quarter” and “Current Period,” respectively) and the three and six months ended June 30, 2015 (the “Prior Quarter” and “Prior Period,” respectively). All significant intercompany accounts and transactions within SSE have been eliminated.

Seventy Seven Finance Inc. (“SSF”) is a 100% owned finance subsidiary of SSE that was incorporated for the purpose of facilitating the offering of SSE’s 2019 Notes (see Note 9). SSF does not have any operations or revenues.

On June 7, 2016 (the “Petition Date”), SSE and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of the United States Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), case number 16-11409. The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The subsidiary Debtors in these Chapter 11 cases were Seventy Seven Operating LLC (“SSO”), Seventy Seven Land Company LLC, Seventy Seven Finance Inc., Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC, Nomac Drilling, L.L.C., SSE Leasing LLC, Keystone Rock & Excavation, L.L.C. and Great Plains Oilfield Rental, L.L.C, which represent all the subsidiaries of SSE. On July 14, 2016, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Joint Pre-packaged Plan of Reorganization (as amended and supplemented, the “Plan”) of the Debtors. On August 1, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases.

Although the Company is no longer a debtor-in-possession, the Company was a debtor-in-possession for a portion of the quarter ended June 30, 2016. As such, certain aspects of the bankruptcy proceedings of the Company and related matters are described below in order to provide context and explain part of our financial condition and results of operations for the period presented.

The accompanying condensed consolidated financial statements were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. Certain footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been appropriately condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K (Commission File No. 333-187766) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2016.

Going Concern

The unaudited condensed consolidated financial statements included in this Quarterly Report on Form 10-Q have been prepared assuming that SSE will continue as a going concern and contemplate the realization of assets and the satisfaction of liabilities in the ordinary course of business. Our ability to continue as a going concern, however, is contingent upon, among other factors, the Debtors’ ability to satisfy the remaining conditions to effectiveness contemplated under the Plan and to implement such plan of reorganization, including obtaining any exit financing. We satisfied the remaining conditions to effectiveness under the Plan and emerged from Chapter 11 on August 1, 2016. See Note 21 for further discussion.

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

Historically, we have provided a significant percentage of our oilfield services to Chesapeake Energy Corporation (“CHK”). For the Current Quarter, Prior Quarter, Current Period and Prior Period, CHK accounted for approximately 70%, 69%, 67% and 72%, respectively, of our total revenues. As of June 30, 2016 and December 31, 2015, CHK accounted for approximately 72% and 65%, respectively, of our total accounts receivable. If CHK ceases to engage us on terms that are attractive to us during any future period, our business, financial condition, cash flows and results of operations would be materially adversely affected during such period.

2. Bankruptcy Proceedings and Related Events

On May 12, 2016, the Company and all of its wholly owned subsidiaries entered into a Second Amended and Restated Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) certain noteholders of the 6.625% senior unsecured notes due 2019 of SSO and SSF (the “2019 Notes”), (ii) certain lenders under the Company’s Incremental Term Supplement (Tranche A) loan (the “Incremental Term Loan”), (iii) certain lenders under the Company’s $400.0 million Term Loan Credit Agreement dated June 25, 2014 (the “Term Loan”), and (iv) certain noteholders of the 6.50% senior unsecured notes due 2022 of the Company (the “2022 Notes”).

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. The filings of the Bankruptcy Petitions constituted an event of default with respect to the 2019 Notes, the 2022 Notes, the Term Loan (see Note 9) and the Incremental Term Loan (see Note 9) (collectively, the “Outstanding Debt”) and constituted an event of default under our pre-petition revolving credit facility. Pursuant to Chapter 11, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtor’s property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Debt, creditors were generally stayed from taking action as a result of these defaults. These defaults were deemed waived or cured upon the Effective Date of the Plan. The Debtors also filed the Plan and a related solicitation and disclosure statement on June 7, 2016.

On July 14, 2016, the Bankruptcy Court entered the Confirmation Order. The Debtors satisfied the remaining conditions to effectiveness contemplated under the Plan and emerged from Chapter 11 on August 1, 2016 (see Note 21).

The Plan contemplated that we continue our day-to-day operations substantially as currently conducted and that all of our commercial and operational contracts remain in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan included:

•	payment in full in the ordinary course of all trade creditors and other general unsecured creditors;

•	the exchange of the full $650.0 million of the 2019 Notes into 96.75% of our new common stock issued in the reorganization (the “New Common Stock”);

•	the exchange of the full $450.0 million of the 2022 Notes for 3.25% of the New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values;

•	the issuance to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;

•
the maintenance of our $400.0 million existing secured Term Loan while the lenders holding Term Loans (i) received (a) payment of an amount equal to 2% of the Term Loans; and (b) as further security for the Term Loans, second-priority liens and security interests in the collateral securing the company’s New ABL Credit Facility (as defined herein), which collateral, together with the existing collateral securing the Term Loans and Tranche A Incremental Term Loans, shall be governed by an inter-creditor agreement to be agreed by the applicable secured parties; and (ii) continued to hold Term Loans under the Term Loan Credit Agreement, as amended to reflect, among other modifications, the shortening of the maturity date of the Term Loans by one year and an affirmative covenant by the

Company to use commercially reasonably efforts to maintain credit ratings for the Term Loans, which ratings the Company will use commercially reasonable efforts to obtain on the Effective Date of the Plan; and

•
the payment of a consent fee equal to 2% of the Incremental Term Loan plus $15.0 million of the outstanding Incremental Term Loan balance, together with the maintenance of the remaining $84.0 million balance of the Incremental Term Loan on identical terms other than the suspension of any prepayment premium for a period of 18 months.

The Plan effectuated, among other things, a substantial reduction in our debt, including $1.1 billion in the aggregate of the face amount of the 2019 Notes and 2022 Notes.

In accordance with the Plan, on the Effective Date, we issued an aggregate of 22,000,000 shares of New Common Stock to holders of 2019 Notes and to holders of 2022 Notes.
In accordance with the Plan, on the Effective Date, we entered into a warrant agreement with Computershare Inc. and Computershare Trust Company, N.A., as the warrant agent, (the “Warrant Agreement”) and issued three series of warrants to holders of 2022 Notes and to our existing common stockholders:

•
We issued Series A Warrants (“Series A Warrants”), which are exercisable until August 1, 2021, to purchase up to an aggregate of 3,882,353 shares of New Common Stock at an exercise price of $23.82 per share, to holders of 2022 Notes.

•
We issued Series B Warrants (“Series B Warrants”), which are exercisable until August 1, 2021, to purchase up to an aggregate of 2,875,817 shares of New Common Stock at an exercise price of $69.08 per share, to our existing common stockholders. In addition, we issued Series C Warrants (“Series C Warrants,” and, together with the Series A Warrants and Series B Warrants, the “Warrants”), which are exercisable until August 1, 2023, to purchase up to an aggregate of 3,195,352 shares of New Common Stock at an exercise price of $86.93 per share, to our existing common stockholders.

All unexercised Warrants will expire, and the rights of the holders of such warrants (the “Warrant Holders”) to purchase shares of New Common Stock will terminate on the first to occur of (i) the close of business on their respective expiration dates or (ii) the date of completion of (A) any Affiliated Asset Sale (as defined in the Warrant Agreement) or (B) a Change of Control (as defined in the Warrant Agreement). Following the Effective Date, there are 3,882,353 Series A Warrants, 2,875,817 Series B Warrants and 3,195,352 Series C Warrants outstanding.
The Plan provided that, subsequent to the Effective Date, the Company’s Board of Directors will adopt and implement a management incentive plan pursuant to which certain officers and employees of the reorganized SSE will be eligible to receive, in the aggregate, cash and/or shares and/or options to acquire shares of New Common Stock up to 10% of the Company’s total outstanding New Common Stock at the discretion of our reorganized Board of Directors.

Successor Issuer
Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Series B Warrants and Series C Warrants are deemed to be registered under Section 12(b) of the Exchange Act, and the Company is deemed to be the successor registrant to the Company in its state before the Effective Date. Such registration would expire on September 6, 2016, and we filed a Registration Statement on Form 8-A to effect the registration of the Series B Warrants and Series C Warrants under Section 12(g) of the Exchange Act. As a result, the Company remains subject to the reporting requirements of the Exchange Act following the Effective Date.
Delisting from the New York Stock Exchange
On May 17, 2016, the Company was notified by the New York Stock Exchange (the “NYSE”) that due to “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE’s Listed Company Manual, the NYSE had determined to commence proceedings to delist its common stock. Trading in the Company’s common stock was suspended immediately prior to the opening of trading on May 17, 2016. On May 18, 2016, the Company’s common stock began trading on the OTC Market Group Inc.’s OTC Pink market. The New Common Stock is not traded on a national securities exchange. The Company can provide no assurance that the New Common Stock will trade on a nationally recognized market or an over-the-counter market, whether broker-dealers will provide public quotes of the reorganized Company’s common stock on an over-the-counter market, whether the trading volume on an over-the-counter market of the Company’s common stock will be sufficient to provide for an efficient trading market or whether quotes for the Company’s common stock may be blocked by the OTC Markets Group in the future.

Senior Secured Debtor-In-Possession Credit Agreement; New ABL Credit Facility

On June 8, 2016, in connection with the filings of the Bankruptcy Petitions, the Company, with certain of our domestic subsidiaries as borrowers, entered into a senior secured debtor-in-possession credit facility (the “DIP Facility”) with total commitments of $100.0 million. See Note 9 for additional discussion on the DIP Facility.

On the Effective Date, by operation of the Plan, the DIP Facility was amended and restated, and the outstanding obligations pursuant thereto were converted to obligations under a senior secured revolving credit facility in an aggregate principal amount of up to $100.0 million (the “New ABL Credit Facility”).

New Directors
On the Effective Date, in accordance with the Plan and pursuant to the Stockholders Agreement that we entered into with certain stockholders on the Effective Date, Jerry Winchester and Edward J. DiPaolo, who were existing directors of the Company, and Andrew Axelrod, Victor Danh, Steven Hinchman, David King and Doug Wall became members of the Board until the first annual meeting of the Company’s stockholders to be held in 2017, and their respective successors are duly elected and qualified or until their earlier death, resignation or removal.
Conversion to Delaware Corporation
Effective July 22, 2016, in accordance with the Plan and with the laws of the State of Delaware and the State of Oklahoma, we converted our form of organization from an Oklahoma corporation (the “Oklahoma Predecessor Corporation”) to a Delaware limited liability company and, immediately thereafter, to a Delaware corporation (the “Delaware Successor Corporation”). As a result of the conversions, the equity holders of the Oklahoma Predecessor Corporation are now the equity holders of the Delaware Successor Corporation. The name of the Company remains “Seventy Seven Energy Inc.”
For purposes of Delaware law, the Delaware Successor Corporation is deemed to be the same entity as the Company before the conversions, and its existence is deemed to have commenced on the date of original incorporation of the Company. Furthermore, under Delaware law, the rights, assets, operations, liabilities and obligations that comprised the going business of the Company before the conversions remain the rights, assets, operations, liabilities and obligations of the Company after the conversions.
Accounting Guidance

In connection with filing Chapter 11 on June 7, 2016, we are subject to the requirements of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, ("ASC 852"). ASC 852 generally does not change the manner in which financial statements are prepared. However, it does require that the financial statements for periods subsequent to the filing of the Chapter 11 cases distinguish transactions and events that are directly associated with the reorganization from the ongoing operations of the business. Revenues, expenses, realized gains and losses and provisions for losses that can be directly associated with the reorganization of the business must be reported separately as reorganization items in the consolidated statements of operations beginning in the Current Quarter. The balance sheet shall distinguish pre-petition liabilities subject to compromise from those that are not, as well as post-petition liabilities. See Note 3 for further details. Liabilities that may be affected by the plan of reorganization must be reported at the amounts expected to be allowed by the Bankruptcy Court, even if they may be settled for lesser amounts as a result of the plan of reorganization. See Note 4 for cash paid for reorganization items in the consolidated statements of cash flows.

3. Liabilities Subject to Compromise

As a result of the Chapter 11 filing on June 7, 2016, the payment of pre-petition obligations that are not fully secured and have at least a possibility of not being repaid at the full claim amount are considered “subject to compromise” under ASC 852. Pre-petition liabilities that are subject to compromise are reported on the basis of the expected amount of the total allowed claims, even if they may be settled for lesser amounts.

On June 8, 2016, the Bankruptcy Court approved motions that allowed the Company to pay trade creditors and vendors in the ordinary course of business during the Chapter 11 cases.

The following table reflects pre-petition liabilities that are subject to compromise:

June 30, 2016
(In thousands)
Debt (Note 9)	$1,100,000
Accrued interest	35,493
Trade payables	15,320
Payroll-related accruals	8,333
Self-insurance reserves	7,571
Taxes	3,378
Other accrued expenses	8,778
Total liabilities subject to compromise	$1,178,873

4. Reorganization Items

Reorganization items represent amounts incurred subsequent to the bankruptcy filing as a direct result of the Chapter 11 filing and the write-off of unamortized debt issuance costs related to our 2019 Notes, 2022 Notes and pre-petition revolving credit facility.

Three Months Ended June 30, 2016
(In thousands)
Professional fees	$405
DIP credit agreement financing costs	478
Write-off of debt issuance costs	12,544
Total reorganization items, net	$13,427

5. Sale of Hodges Trucking Company, L.L.C.

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

The consideration received consisted of $15.0 million in cash and a $27.0 million secured promissory note due June 15, 2020 (the “Note Receivable”). The Note Receivable bears a fixed interest rate of 9.00% per annum, which is payable quarterly in arrears beginning on June 30, 2015. Aveda can, at any time, make prepayments of principal before the maturity date without premium or penalty. The Note Receivable is secured by a second lien on substantially all of Aveda’s fixed assets and accounts receivable. The Note Receivable is presented in other long-term assets on our condensed consolidated balance sheet. During the Current Quarter, Prior Quarter, Current Period and Prior Period, we recognized interest income of $0.6 million, $0.1 million, $1.2 million and $0.1 million, respectively, related to the Note Receivable.

We recognized a loss of $35.0 million on the sale of Hodges in the Prior Quarter. Additionally, during the Prior Quarter, we recognized $2.1 million of additional stock-based compensation expense related to the vesting of restricted stock held by Hodges employees and $0.6 million of severance-related costs.

Hodges was included in our oilfield trucking segment. The sale of Hodges did not qualify as discontinued operations because the sale did not represent a strategic shift that had or will have a major effect on our operations or financial results.

6. Change in Accounting Estimate

We review the estimated useful lives of our property and equipment on an ongoing basis. Based on this review in the first quarter of 2015, we concluded that the estimated useful lives of certain drilling rig components and certain drilling rigs were shorter than the estimated useful lives used for depreciation in our consolidated financial statements. We reflected this useful life change as a change in estimate, effective January 1, 2015, which increased depreciation expense by $1.1 million and $13.1 million during the Prior Quarter and Prior Period. For the Prior Quarter and Prior Period, these changes increased our net loss by $0.7 million and $8.6 million, respectively, and increased basic and diluted loss per share by $0.01 and $0.18, respectively.

7. Earnings Per Share

Upon the Company's emergence from bankruptcy on August 1, 2016, as discussed in Note 2, the Company’s then current common stock was canceled and New Common Stock and Warrants were issued. The earnings per share amounts disclosed below would have been materially different if the emergence from bankruptcy had occurred before the end of the Current Period.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands, except per share data)
Basic earnings per share(a):
Allocation of earnings:
Net loss	$(84,505)	$(74,670)	$(144,069)	$(112,271)

Weighted average shares outstanding(a)	55,057	49,788	54,761	48,869
Basic loss per share	$(1.53)	$(1.50)	$(2.63)	$(2.30)

Diluted loss per share:
Allocation of earnings:
Net loss	$(84,505)	$(74,670)	$(144,069)	$(112,271)

Weighted average common shares, including dilutive effect(a)(b)	55,057	49,788	54,761	48,869
Diluted loss per share	$(1.53)	$(1.50)	$(2.63)	$(2.30)

(a)	No incremental shares of potentially dilutive restricted stock awards or units were included for periods presented as their effect was antidilutive under the treasury stock method.

(b)	The exercise price of stock options exceeded the average market price of our common stock during the Current Period and Prior Period. Therefore, the stock options were not dilutive.

8. Asset Sales and Impairments and Other

Asset Sales

During the Current Quarter, Prior Quarter, Current Period and Prior Period, we sold ancillary equipment for $0.5 million, $7.9 million, $2.6 million and $9.9 million, respectively. Additionally, during the Prior Quarter, we sold our water hauling assets, which consisted of property and equipment that had a total carrying amount of $12.3 million, for $6.5 million. We recorded net losses on sales of property and equipment of approximately $1.0 million, $9.0 million, $0.6 million and $13.2 million, respectively, related to these asset sales during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Impairments and Other

A summary of our impairments and other is as follows:

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
	(In thousands)
Drilling rigs held for use	$—	$—	$305	$3,290
Drilling-related services equipment	2,900	8,687	2,900	8,687
Trucking and water disposal equipment	—	195	—	2,737
Other	2,889	—	2,889	440
Total impairments and other	$5,789	$8,882	$6,094	$15,154

We recognized $0.3 million and $3.3 million of impairment charges during the Current Period and Prior Period, respectively, for certain drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. Estimated fair value for these drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized impairment charges of $2.9 million and $8.7 million during the Current Quarter and Prior Quarter for drilling-related services equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair values for this drilling-related services equipment was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized impairment charges of $0.2 million and $2.7 million during the Prior Quarter and Prior Period, respectively, for certain trucking and fluid disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair values for this trucking and fluid disposal equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

We identified certain other property and equipment during the Current Quarter, Current Period and Prior Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived assets. We recorded impairment charges of $2.9 million, $2.9 million and $0.4 million during the Current Quarter, Current Period and Prior Period, respectively, related to these assets. Estimated fair value for this property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

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

9. Debt

As of June 30, 2016 and December 31, 2015, our long-term debt consisted of the following:

	June 30, 2016	December 31, 2015
	(In thousands)
Liabilities subject to compromise:
6.625% Senior Notes due 2019	$650,000	$—
6.50% Senior Notes due 2022	450,000	—
Total debt-related liabilities subject to compromise	$1,100,000	$—

Long-term debt:
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	490,750	493,250
Total principal amount of debt instruments	490,750	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Less: Unamortized deferred financing costs	10,066	23,658
Total long-term debt	$475,684	$1,564,592

Debt Subject to Compromise

The ability of certain creditors to seek remedies to enforce their rights under the pre-petition debt agreements included in liabilities subject to compromise above was automatically stayed as a result of the filings of the Bankruptcy Petitions described in Note 2, and the creditors’ rights of enforcement became subject to the applicable provisions of the Bankruptcy Code. Due to the filing of the Chapter 11 cases, the Company’s pre-petition unsecured long-term debt and related accrued interest are included in liabilities subject to compromise in the condensed consolidated balance sheet at June 30, 2016. Since June 7, 2016, the Company has not recorded interest expense on unsecured debt that is subject to compromise.

2019 Senior Notes

In October 2011, we and SSF co-issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019. The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the 2019 Notes. The Company did not make the payment of $21.5 million in accrued interest that was due on May 15, 2016. Since June 7, 2016, the Company has not recorded interest expense on the 2019 Notes. The amount of contractual interest on the 2019 Notes that was not recorded from June 7, 2016 through June 30, 2016 is $2.9 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2019 Notes were cancelled.

2022 Senior Notes

In June 2014, we issued $500.0 million in aggregate principal amount of 6.50% Senior Notes due 2022. The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the 2022 Notes. The Company did not make the payment of $14.6 million in accrued interest that was due on July 15, 2016. Since June 7, 2016, the Company has not recorded interest expense on the 2022 Notes. The amount of contractual interest on the 2022 Notes that was not recorded from June 7, 2016 through June 30, 2016 is $2.0 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2022 Notes were cancelled.

During the Prior Quarter, we repurchased and cancelled $40.0 million in aggregate principal amount of the 2022 Notes for $26.4 million. We recognized gains on extinguishment of debt of $13.1 million, which included accelerated amortization of deferred financing costs of $0.5 million.

Term Loans

In June 2014, we entered into a $400.0 million seven-year term loan credit agreement. Borrowings under the Term Loan bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month LIBOR rate adjusted daily plus 1.00% or (ii) LIBOR, with a floor of 0.75%, plus, in each case, an applicable margin. The applicable margin for borrowings is 2.00% for Base Rate loans and 3.00% for LIBOR loans, depending on whether the Base Rate or LIBOR is used, provided that if and for so long as the leverage ratio is less than a certain level and the term loans have certain ratings from each of S&P and Moody’s, such margins will be reduced by 0.25%. As of June 30, 2016, the applicable rate for borrowing under the Term Loan was 3.75%. The Term Loan is repayable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Term Loan and will mature in full on June 25, 2021.

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

In May 2015, we entered into an incremental term supplement to the Term Loan and borrowed $100.0 million in aggregate principal amount and received net proceeds of $94.5 million. Borrowings under the Incremental Term Loan bear interest at our option at either (i) LIBOR, with a floor of 1.00% or (ii) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month LIBOR rate adjusted daily plus 1.00%, plus, in each case, an applicable margin. The applicable margin for borrowings is 9.00% for LIBOR loans and 8.00% for Base Rate loans, depending on whether the Base Rate or LIBOR is used. As of June 30, 2016, the applicable rate for borrowing under the Incremental Term Loan was 10%. The Incremental Term Loan is payable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Incremental Term Loan and will mature in full on June 25, 2021.

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

The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the Term Loan and the Incremental Term Loan. Upon the Effective Date of the Plan, such defaults were deemed cured or waived. As outlined in the Plan, the Incremental Term Loan prepayment premium was suspended for an 18-month period beginning on the Effective Date of the Plan.

On the Effective Date, by operation of the Plan, the Company entered into an amendment to the Term Loan and related guaranty agreement that, among other things, requires us to use commercially reasonable efforts to maintain credit ratings with Moody’s Investor Service, Inc. and Standard & Poor’s Rating Services, restrict our ability to create foreign subsidiaries, and revise certain provisions to address the granting of new liens on our assets.

In addition, on the Effective Date, by operation of the Plan, the Company entered into a waiver in respect of the Incremental Term Loan (the “Incremental Term Loan Waiver”) whereby the incremental term lenders agreed to waive their right to any prepayment premium that may be payable in respect of the Incremental Term Loan (other than in connection with a pre-maturity acceleration of the Incremental Term Loan) for a period of eighteen months following the Effective Date. The Company also entered into an amendment to the Incremental Term Loan and the related guaranty agreement to revise certain provisions to address the granting of new liens on our assets.

On the Effective Date, by operation of the Plan, the Company entered into new amended and restated security documentation in connection with the Term Loan and Incremental Term Loan that grants liens on and security interests in substantially all of our assets (subject to certain exclusions). The Company also entered into an inter-creditor agreement with the agents for the New ABL Credit Facility, the Term Loan and the Incremental Term Loan that will govern the rights of its lenders with respect to the distribution of proceeds from our assets securing our obligations under the New ABL Credit Facility, the Term Loan and the Incremental Term Loan.

Senior Secured Debtor-In-Possession Credit Agreement

On June 8, 2016, in connection with the filings of the Bankruptcy Petitions, the Company, with certain of our domestic subsidiaries as borrowers, entered into a senior secured debtor-in-possession credit facility with total commitments of $100.0 million. As of June 30, 2016, there were no borrowings on the DIP Facility and we were in compliance with the covenants.

On the Effective Date, by operation of the Plan, the DIP Facility was amended and restated, and the outstanding obligations pursuant thereto were converted to obligations under the New ABL Credit Facility.

New ABL Credit Facility

On the Effective Date, by operation of the Plan, certain of our domestic subsidiaries as borrowers entered into a five year senior secured revolving credit facility with total commitments of $100.0 million. The maximum amount that we may borrow under the New ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable, subject to reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company and all of our other present and future direct and indirect material domestic subsidiaries. Borrowings under the New ABL Credit Facility are secured by liens on substantially all of our personal property, and bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the rate of interest publicly announced by Wells Fargo Bank, National Association, as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR Rate plus 1.00%, each of which is subject to an applicable margin, or (ii) LIBOR, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for Base Rate loans and 2.00% to 2.50% per annum for LIBOR loans. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.375% to 0.50% per annum , according to average unused amounts. Interest on LIBOR loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on Base Rate loans is payable monthly in arrears.

The New ABL Credit Facility contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires maintenance of a fixed charge coverage ratio based on the ratio of consolidated EBITDA to fixed charges, in each case as defined in the New ABL Credit Facility. If we fail to perform our obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to our other indebtedness.

10. Other Current Liabilities

Other current liabilities as of June 30, 2016 and December 31, 2015 are detailed below:

	June 30, 2016	December 31, 2015
	(In thousands)
Accrued operating expenses	$1,242	$29,760
Payroll-related accruals	5,143	21,561
Self-Insurance reserves	—	9,718
Interest	3,909	22,950
Income, property, sales, use and other taxes	557	8,336
Accrued capital expenditures	4,226	5,993
Total Other Current Liabilities	$15,077	$98,318

11. Commitments and Contingencies

Operating Leases

As of June 30, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement.

As of June 30, 2016, we were also party to various lease agreements for other property and equipment with varying terms.

Aggregate undiscounted minimum future lease payments under our operating leases at June 30, 2016 are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$2,646	$367	$3,013
2017	3,069	366	3,435
2018	1,430	240	1,670
2019	596	16	612
Total	$7,741	$989	$8,730

Rent expense for drilling rigs, real property, rail cars and other property and equipment for the Current Quarter, Prior Quarter, Current Period and Prior Period was $1.6 million, $2.2 million, $3.4 million and $4.1 million, respectively, and was included in operating costs and general and administrative expenses in our condensed consolidated statements of operations.

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of June 30, 2016, we had $14.0 million of purchase commitments related to future capital expenditures that we expect to incur in the second half of 2016. These commitments relate primarily to the construction of the remaining Tier 1 rigs.

Litigation

While the filing of the Bankruptcy Petitions automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company received an order from the Bankruptcy Court allowing it to pay all general claims, including claims of litigation counterparties, in the ordinary course of business in accordance with applicable non-bankruptcy law notwithstanding the commencement of the Chapter 11 cases. The Plan confirmed in the Chapter 11 cases provides for the treatment of claims against the Company's bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases.

On the Effective Date, by operation of the Plan, the Company, on its behalf and on behalf of its subsidiaries, entered into a Litigation Trust Agreement (the “Litigation Trust Agreement”) with Alan Carr (the “Trustee”), pursuant to which the Litigation Trust (the “Trust”) was established for the benefit of specified holders of allowed claims. Pursuant to the Plan and the Confirmation Order, the Company transferred specified claims and causes of action to the Trust with title to such claims and causes of action being free and clear of all liens, claims, encumbrances, and interests. In addition, pursuant to the Plan and Confirmation Order, the Company transferred $50,000 in cash to the Trust to pay the reasonable costs and expenses associated with the administration of the Trust. The Trustee may prosecute the transferred claims and causes of action and conduct such other action as described in and authorized by the Plan, make timely and appropriate distributions to the beneficiaries of the Trust and otherwise carry out the provisions of the Litigation Trust Agreement. The Company is not a beneficiary of the Trust.

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

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation expense of $1.0 million, $2.2 million, $2.0 million and $4.8 million during the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

12. Stock-Based Compensation

Upon the Company’s emergence from bankruptcy on August 1, 2016, as discussed in Note 2, the Company’s current common stock was canceled and the New Common Stock was issued. The Company’s existing stock-based compensation awards were also either vested or canceled upon the Company's emergence from bankruptcy. Accelerated vesting and cancellation of these stock-based compensation awards will result in the recognition of expense, on the date of vesting or cancellation, to record any previously unamortized expense related to the awards.

Our stock-based compensation program prior to emergence from bankruptcy consisted of restricted stock available to employees and stock options. The restricted stock awards and stock options were equity-classified awards. We also recognize compensation expense (benefit) related to performance share units (“PSUs”) granted by CHK to our chief executive officer.

Included in operating costs and general and administrative expenses is stock-based compensation expense of $5.3 million, $10.1 million, $11.0 million and $22.6 million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

Equity-Classified Awards

Restricted Stock. The fair value of restricted stock awards was determined based on the fair market value of SSE common shares on the date of the grant. This value was amortized over the vesting period.

A summary of the status and changes of unvested shares of restricted stock is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested shares as of January 1, 2016	5,896	$11.93
Granted	—	$—
Vested	(1,727)	$4.58
Forfeited	(147)	$14.03
Unvested shares as of June 30, 2016	4,022	$15.01

As of June 30, 2016, there was $26.3 million of total unrecognized compensation cost related to the unvested restricted stock. The cost will be recognized in the third quarter of 2016 as a reorganization expense as the awards vested prior to emergence from bankruptcy.

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

The following table provides information related to stock option activity for the Current Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2016	348	$16.19	7.23	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Outstanding at June 30, 2016	348	$16.19	6.74	$—
Exercisable at June 30, 2016	205	$16.30	6.76	$—

(a)	The intrinsic value of a stock option is the amount by which the current market value or the market value upon exercise of the underlying stock exceeds the exercise price of the option.

As of June 30, 2016, there was $0.2 million of total unrecognized compensation cost related to stock options. The cost will be recognized in the third quarter of 2016 as a reorganization expense as the options were cancelled prior to emergence from bankruptcy.

Other

Performance Share Units. CHK granted PSUs to our chief executive officer under CHK’s Long-Term Incentive Plan that includes both an internal performance measure and external market condition as it relates to CHK. Following the spin-off, compensation expense is recognized through the changes in fair value of the PSUs over the vesting period with a corresponding adjustment to equity and any related cash obligations are the responsibility of CHK. We recognized expenses (credits) of $0.1 million, ($0.4) million, $0.1 million and ($1.2) million for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively.

13. Income Taxes
Our effective tax rate was 21%, 35%, 18% and 34% for the Current Quarter, Prior Quarter, Current Period and Prior Period, respectively. The decrease in the effective income tax rate from the Prior Quarter to the Current Quarter and the Prior Period to the Current Period is primarily due to the tax benefit at expected rates being offset by an increase in the valuation allowance. Further, our effective tax rate can fluctuate as a result of state income taxes, permanent differences and changes in pre-tax income.

Based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2016. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly are recording sufficient valuation allowance through the effective tax rate to have a full valuation allowance at December 31, 2016. As of June 30, 2016, we have recorded a valuation allowance of $49.0 million, which reduced our income tax benefit in the Current Quarter and Current Period.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at June 30, 2016 and December 31, 2015.

As described in Note 2, elements of the Plan include that our 2019 Notes and 2022 Notes will be exchanged for New Common Stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. Upon emergence from Chapter 11 bankruptcy proceedings, the CODI may reduce some or all of the amount of prior tax attributes, which can include net operating losses, capital losses, alternative minimum tax credits and tax basis in assets. The actual reduction in tax attributes does not occur until January 1, 2017.

The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings may result in a change in ownership for purposes of the IRC. However, the IRC provides alternatives for taxpayers in Chapter 11 bankruptcy proceedings that may or may not result in an annual limitation. We are in the process of determining which alternatives are most beneficial to us.

14. Equity Method Investment

Effective June 6, 2016, we assigned our 49% ownership of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”) back to the majority owners. We used the equity method of accounting to account for our investment in Maalt, which had a carrying value of zero as of June 6, 2016. We recorded equity method adjustments to our investment of $0.1 million and $1.1 million for our share of Maalt’s income for the Prior Quarter and Prior Period, respectively.

We reviewed our equity method investment for impairment whenever certain impairment indicators existed, including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment which is other than a temporary decline should be recognized. We estimated that the fair value of our investment in Maalt was approximately zero as of December 31, 2015, which was below the carrying value of the investment and resulted in a non-cash impairment charge of $8.8 million as of December 31, 2015. Estimated fair value for our investment in Maalt was determined using significant unobservable inputs (Level 3) based on an income approach.

15. Fair Value Measurements

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which consist primarily of long-lived asset impairments based on Level 3 inputs. See Note 8 for additional discussion.

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

	June 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
	(In thousands)
Financial assets:
Note Receivable	$27,000	$19,580	$27,000	$17,842

Financial liabilities:
Liabilities subject to compromise
6.625% Senior Notes due 2019	$650,000	$308,750	$—	$—
6.50% Senior Notes due 2022	$450,000	$31,500	$—	$—
Total debt-related liabilities subject to compromise	$1,100,000		$—

Long-term debt
6.625% Senior Notes due 2019	$—	$—	$642,713	$221,975
6.50% Senior Notes due 2022	$—	$—	$444,701	$71,865
Term Loans	$480,684	$431,705	$482,178	$371,080
Less: Current portion of long-term debt	$5,000		$5,000
Total long-term debt	$475,684		$1,564,592

16. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from CHK and its affiliates were $68.3 million and $109.6 million as of June 30, 2016 and December 31, 2015, or 72% and 65%, respectively, of our total accounts receivable. Revenues from CHK and its affiliates were $96.6 million, $203.2 million, $195.4 million and $520.5 million for the Current Quarter, Prior Quarter, Current Period, and Prior Period, or 70%, 69%, 67% and 72%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion. Included in total CHK revenue are amounts related to idle-but-contracted (“IBC”) payments of $35.3 million, $23.9 million, $71.5 million and $29.5 million, respectively, for the Current Quarter, Prior Quarter, Current Period, and Prior Period. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 29% in the Prior Period to 44% in the Current Period. See Note 17 for further discussion of agreements entered into with CHK as part of the spin-off, including a services agreement and rig-specific daywork drilling contracts.

17. Transactions with CHK

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

On June 25, 2014, we entered into a transition services agreement with CHK under which CHK provides or makes available to us various administrative services and assets for specified periods beginning on the distribution date. In consideration for such services, we pay CHK fees, a portion of which is a flat fee, generally in amounts intended to allow CHK to recover all of its direct and indirect costs incurred in providing those services. These charges from CHK were $2.7 million and $8.3 million for the Prior Quarter and Prior Period, respectively. This agreement was terminated during the second quarter of 2015.

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

18. Segment Information

As of June 30, 2016, our revenues, loss before income taxes and identifiable assets are primarily attributable to three reportable segments. During the Prior Quarter, we sold the remaining business and assets included in the oilfield trucking segment. Our former oilfield trucking segment’s historical results for periods prior to the sales continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

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

Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. Accordingly, this change has been reflected through retroactive revision of the Prior Quarter and Prior Period segment information.

The following is a description of our segments and other operations:

Drilling. Our drilling segment provides land-based drilling services. As of June 30, 2016, we owned a fleet of 94 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides land-based hydraulic fracturing and other well stimulation services. As of June 30, 2016, we owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower.

Oilfield Rentals. Our oilfield rentals segment provides premium rental tools for land-based drilling, completion and workover activities.

Former Oilfield Trucking. Our oilfield trucking segment provided drilling rig relocation and logistics services as well as fluid handling services. During the Prior Quarter, we sold Hodges and our water hauling assets. As part of the spin-off, we sold our crude hauling assets to a third party. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment, although we do have ongoing liabilities, primarily related to insurance claims, whose income statement impact is charged to general and administrative expense. Our former oilfield trucking segment's historical results for periods prior to the sale continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

Other Operations. Our other operations consists primarily of our corporate functions, including (as of June 30, 2016) our 2019 Notes, 2022 Notes, Term Loans and DIP Facility.

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
For The Three Months Ended June 30, 2016:
Revenues	$62,809	$66,913	$8,497	$—	$2,073	$(2,172)	$138,120
Intersegment revenues	(8)	—	(91)	—	(2,073)	2,172	—
Total revenues	$62,801	$66,913	$8,406	$—	$—	$—	$138,120
Depreciation and amortization	36,857	21,983	7,847	—	3,190	—	69,877
Losses on sales of property and equipment, net	728	2	284	—	—	—	1,014
Impairments and other	2,900	—	287	—	2,602	—	5,789
Interest expense	—	—	—	—	(20,464)	—	(20,464)
Other income	14	136	—	—	776	—	926
Reorganization items, net	—	—	—	—	(13,427)	—	(13,427)
Loss Before Income Taxes	$(828)	$(19,568)	$(8,602)	$—	$(78,463)	$—	$(107,461)

For The Three Months Ended June 30, 2015:
Revenues	$100,475	$163,411	$18,120	$14,328	$2,105	$(3,311)	$295,128
Intersegment revenues	(31)	—	(358)	(817)	(2,105)	3,311	—
Total revenues	$100,444	$163,411	$17,762	$13,511	$—	$—	$295,128
Depreciation and amortization	38,202	17,804	10,575	3,733	2,636	—	72,950
Loss on sale of a business	—	—	—	—	34,989	—	34,989
Losses (gains) on sales of property and equipment, net	3,564	4	(277)	5,738	(19)	—	9,010
Impairments and other	8,688	—	—	194	—	—	8,882
Interest expense	—	—	—	—	(24,968)	—	(24,968)
Gains on extinguishment of debt	—	—	—	—	13,085	—	13,085
Income from equity investees	—	136	—	—	—	—	136
Other income	35	923	29	7	49	—	1,043
Loss Before Income Taxes (As Previously Reported)	$(14,968)	$(705)	$(14,957)	$(20,042)	$(64,677)	$—	$(115,349)
Corporate overhead allocation	7,338	6,108	2,205	1,506	(17,157)	—	—
(Loss) Income Before Income Taxes (As Revised)	$(7,630)	$5,403	$(12,752)	$(18,536)	$(81,834)	$—	$(115,349)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
For The Six Months Ended June 30, 2016:
Revenues	$134,728	$143,221	$15,736	$—	$4,151	$(4,355)	$293,481
Intersegment revenues	(19)	—	(185)	—	(4,151)	4,355	—
Total revenues	$134,709	$143,221	$15,551	$—	$—	$—	$293,481
Depreciation and amortization	75,161	41,724	16,348	—	6,290	—	139,523
Losses (gains) on sales of property and equipment	968	47	(434)	—	(17)	—	564
Impairments and other	3,205	—	287	—	2,602	—	6,094
Interest expense	—	—	—	—	(45,742)	—	(45,742)
Other income	304	339	2	—	1,283	—	1,928
Reorganization items, net	—	—	—	—	(13,427)	—	(13,427)
Income (Loss) Before Income Taxes	$5,059	$(33,357)	$(18,396)	$—	$(128,405)	$—	$(175,099)

For The Six Months Ended June 30, 2015:
Revenues	$266,529	$365,428	$50,686	$45,512	$4,172	$(7,412)	$724,915
Intersegment revenues	(31)	—	(436)	(2,773)	(4,172)	7,412	—
Total revenues	$266,498	$365,428	$50,250	$42,739	$—	$—	$724,915
Depreciation and amortization	87,739	34,081	22,747	8,787	4,571	—	157,925
Loss on sale of a business	—	—	—	—	34,989	—	34,989
Losses (gains) on sales of property and equipment	7,951	(1)	(448)	5,728	(10)	—	13,220
Impairments and other	12,417	—	—	2,737	—	—	15,154
Interest expense	—	—	—	—	(48,484)	—	(48,484)
Gains on extinguishment of debt	—	—	—	—	13,085	—	13,085
Income from equity investees	—	1,108	—	—	—	—	1,108
Other (expense) income	(7)	997	5	16	(64)	—	947
(Loss) Income Before Income Taxes (As Previously Reported)	$(14,281)	$7,961	$(19,980)	$(38,420)	$(104,462)	$—	$(169,182)
Corporate overhead allocation	16,521	12,762	4,104	4,182	(37,569)	—	—
Income (Loss) Before Income Taxes (As Revised)	$2,240	$20,723	$(15,876)	$(34,238)	$(142,031)	$—	$(169,182)

As of June 30, 2016:
Total Assets	$1,087,056	$231,201	$67,788	$—	$326,717	$—	$1,712,762
As of December 31, 2015:
Total Assets	$1,144,144	$291,584	$92,588	$—	$374,302	$—	$1,902,618

19. Condensed Consolidating Financial Information

In October 2011, we issued and sold the 2019 Notes with an aggregate principal amount of $650.0 million (see Note 9). Pursuant to the Indenture governing the 2019 Notes, such notes are fully and unconditionally and jointly and severally guaranteed by SSO’s parent, SSE, and all of SSO’s subsidiaries, other than SSF, which is a co-issuer of the 2019 Notes, and certain immaterial subsidiaries. Each of the subsidiary guarantors is 100% owned by SSO and there are no material subsidiaries of SSO other than the subsidiary guarantors. SSF and Western Wisconsin Sand Company, LLC are minor non-guarantor subsidiaries whose condensed consolidating financial information is included with the subsidiary guarantors. SSE and SSO have independent assets and operations. There are no significant restrictions on the ability of SSO or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

Set forth below are condensed consolidating financial statements for SSE (“Parent”) and SSO (“Subsidiary Issuer”) on a stand-alone, unconsolidated basis, and their combined guarantor subsidiaries as of June 30, 2016 and December 31, 2015 and for the three and six months ended June 30, 2016 and 2015. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Balance Sheet
	June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Assets:
Current Assets:
Cash	$—	$79,639	$—	$—	$79,639
Short-term investments	—	1,770	—	—	1,770
Accounts receivable, net	—	9	92,303	—	92,312
Inventory	—	—	15,499	—	15,499
Deferred income tax asset	1,957	11,139	139	—	13,235
Prepaid expenses and other	175	9,227	7,326	(820)	15,908
Total Current Assets	2,132	101,784	115,267	(820)	218,363
Property and Equipment:
Property and equipment, at cost	—	31,211	2,647,389	—	2,678,600
Less: accumulated depreciation	—	(7,469)	(1,215,702)	—	(1,223,171)
Total Property and Equipment, Net	—	23,742	1,431,687	—	1,455,429
Other Assets:
Other long-term assets	4,481	122,136	11,155	(98,802)	38,970
Investments in subsidiaries and intercompany advances	440,269	1,364,795	—	(1,805,064)	—
Total Other Assets	444,750	1,486,931	11,155	(1,903,866)	38,970
Total Assets	$446,882	$1,612,457	$1,558,109	$(1,904,686)	$1,712,762
Liabilities and Equity:
Current Liabilities:
Accounts payable	$—	$1,968	$8,441	$—	$10,409
Current portion of long-term debt	—	5,000	—	—	5,000
Other current liabilities	—	5,581	10,316	(820)	15,077
Total Current Liabilities	—	12,549	18,757	(820)	30,486
Long-Term Liabilities:
Deferred income tax liabilities	—	—	140,140	(98,802)	41,338
Long-term debt, excluding current maturities	—	475,684	—	—	475,684
Other long-term liabilities	—	—	948	—	948
Liabilities subject to compromise	461,449	683,955	33,469	—	1,178,873
Total Long-Term Liabilities	461,449	1,159,639	174,557	(98,802)	1,696,843
Total Stockholders’ Equity (Deficit)	(14,567)	440,269	1,364,795	(1,805,064)	(14,567)
Total Liabilities and Stockholders’ Equity (Deficit)	$446,882	$1,612,457	$1,558,109	$(1,904,686)	$1,712,762

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
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

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Revenues	$—	$—	$139,349	$(1,229)	$138,120
Operating Expenses:
Operating costs	—	—	96,219	—	96,219
Depreciation and amortization	—	1,350	68,527	—	69,877
General and administrative	300	40,162	484	(1,229)	39,717
Losses on sales of property and equipment, net	—	—	1,014	—	1,014
Impairments and other	—	—	5,789	—	5,789
Total Operating Expenses	300	41,512	172,033	(1,229)	212,616
Operating Loss	(300)	(41,512)	(32,684)	—	(74,496)
Other (Expense) Income:
Interest expense	(5,494)	(14,970)	—	—	(20,464)
Other income	—	741	185	—	926
Reorganization items, net	(4,988)	(8,439)	—	—	(13,427)
Equity in net loss of subsidiary	(76,137)	(25,876)	—	102,013	—
Total Other (Expense) Income	(86,619)	(48,544)	185	102,013	(32,965)
Loss Before Income Taxes	(86,919)	(90,056)	(32,499)	102,013	(107,461)
Income Tax Benefit	(2,414)	(13,919)	(6,623)	—	(22,956)
Net Loss	$(84,505)	$(76,137)	$(25,876)	$102,013	$(84,505)

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Statement of Operations
	Three Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Revenues:
Revenues	$—	$—	$296,053	$(925)	$295,128
Operating Expenses:
Operating costs	—	—	239,127	—	239,127
Depreciation and amortization	—	796	72,154	—	72,950
General and administrative	(41)	14,055	21,726	(925)	34,815
Loss on sale of a business	—	34,989	—	—	34,989
(Gains) Losses on sales of property and equipment, net	—	(19)	9,029	—	9,010
Impairments and other	—	—	8,882	—	8,882
Total Operating Expenses	(41)	49,821	350,918	(925)	399,773
Operating Income (Loss)	41	(49,821)	(54,865)	—	(104,645)
Other (Expense) Income:
Interest expense	(8,291)	(16,677)	—	—	(24,968)
Gains on extinguishment of debt	13,085	—	—	—	13,085
Income from equity investees	—	—	136	—	136
Other income	—	79	964	—	1,043
Equity in net loss of subsidiary	(78,289)	(37,053)	—	115,342	—
Total Other (Expense) Income	(73,495)	(53,651)	1,100	115,342	(10,704)
Loss Before Income Taxes	(73,454)	(103,472)	(53,765)	115,342	(115,349)
Income Tax Expense (Benefit)	1,216	(25,183)	(16,712)	—	(40,679)
Net Loss	$(74,670)	$(78,289)	$(37,053)	$115,342	$(74,670)

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Statement of Operations
	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(in thousands)
Revenues:
Revenues	$—	$—	$295,881	$(2,400)	$293,481
Operating Expenses:
Operating costs	—	—	203,179	—	203,179
Depreciation and amortization	—	2,606	136,917	—	139,523
General and administrative	300	63,136	943	(2,400)	61,979
(Gains) losses on sales of property and equipment, net	—	(18)	582	—	564
Impairments and other	—	—	6,094	—	6,094
Total Operating Expenses	300	65,724	347,715	(2,400)	411,339
Operating Loss	(300)	(65,724)	(51,834)	—	(117,858)
Other (Expense) Income:
Interest expense	(12,986)	(32,756)	—	—	(45,742)
Other income	—	1,216	712	—	1,928
Reorganization items, net	(4,988)	(8,439)	—	—	(13,427)
Equity in net loss of subsidiary	(129,666)	(42,457)	—	172,123	—
Total Other (Expense) Income	(147,640)	(82,436)	712	172,123	(57,241)
Loss Before Income Taxes	(147,940)	(148,160)	(51,122)	172,123	(175,099)
Income Tax Benefit	(3,871)	(18,494)	(8,665)	—	(31,030)
Net Loss	$(144,069)	$(129,666)	$(42,457)	$172,123	$(144,069)

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
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

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2016
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$(15,803)	$(30,241)	$86,906	$(13,841)	$27,021
Cash Flows From Investing Activities:
Additions to property and equipment	—	(389)	(75,675)	—	(76,064)
Purchases of short-term investments	—	(6,242)	—	—	(6,242)
Proceeds from sales of assets	—	31	2,588	—	2,619
Proceeds from sales of short-term investments	—	4,468	—	—	4,468
Distributions from affiliates	15,757	—	—	(15,757)	—
Other	—	—	22	—	22
Net cash provided by (used in) investing activities	15,757	(2,132)	(73,065)	(15,757)	(75,197)
Cash Flows From Financing Activities:
Payments on term loan	—	(2,500)	—	—	(2,500)
Distributions to affiliates	—	(15,757)	(13,841)	29,598	—
Other	—	(333)	—	—	(333)
Net cash used in financing activities	—	(18,590)	(13,841)	29,598	(2,833)
Net decrease in cash	(46)	(50,963)	—	—	(51,009)
Cash, beginning of period	46	130,602	—	—	130,648
Cash, end of period	$—	$79,639	$—	$—	$79,639

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession)
Condensed Consolidating Statements of Cash Flows
	Six Months Ended June 30, 2015
	Parent	Subsidiary Issuer	Guarantor Subsidiaries	Eliminations	Consolidated
	(In thousands)
Cash Flows From Operating Activities:	$(19,080)	$118,144	$289,803	$(229,190)	$159,677
Cash Flows From Investing Activities:
Additions to property and equipment	—	(10,998)	(79,726)	—	(90,724)
Proceeds from sale of assets	—	127	16,240	—	16,367
Proceeds from sale of a business	—	15,000	—	—	15,000
Additions to investment	—	—	(112)	—	(112)
Distributions from affiliates	45,496	—	—	(45,496)	—
Other	—	—	3,392	—	3,392
Net cash provided by (used in) investing activities	45,496	4,129	(60,206)	(45,496)	(56,077)
Cash Flows From Financing Activities:
Borrowings from revolving credit facility	—	160,100	—	—	160,100
Payments on revolving credit facility	—	(210,600)	—	—	(210,600)
Payments to extinguish senior notes	(26,405)	—	—	—	(26,405)
Proceeds from issuance of term loan, net of issuance costs	—	94,481	—	—	94,481
Payments on term loan	—	(2,250)	—	—	(2,250)
Deferred financing costs	—	(784)	—	—	(784)
Distributions to affiliates	—	(45,496)	(229,190)	274,686	—
Other	—	(215)	(483)	—	(698)
Net cash (used in) provided by financing activities	(26,405)	(4,764)	(229,673)	274,686	13,844
Net increase (decrease) in cash	11	117,509	(76)	—	117,444
Cash, beginning of period	77	733	81	—	891
Cash, end of period	$88	$118,242	$5	$—	$118,335

20. Recently Issued Accounting Standards

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

21. Subsequent Events

In connection with the emergence from the Chapter 11 cases, we have determined that we will qualify for fresh-start accounting as of the Effective Date. Upon adoption of fresh-start accounting, our assets and liabilities will be recorded at their fair value as of the fresh-start reporting date or Effective Date. The fair values of our assets and liabilities as of that date may differ materially from the recorded values of our assets and liabilities as reflected in our historical consolidated financial statements. In addition, our adoption of fresh-start accounting may materially affect our results of operations following the fresh-start reporting dates, as we will have a new basis in our assets and liabilities. Consequently, our historical financial statements are not reliable indicators of our financial condition and results of operations for any period after we adopt fresh-start accounting. We are in the process of evaluating the impact of the fresh-start accounting on our consolidated financial statements.

We cannot currently estimate the financial effect of the Company’s emergence from bankruptcy on our financial statements, although we expect to record material adjustments related to our plan of reorganization and also for the application of fresh-start accounting guidance upon emergence.

Subsequent to June 30, 2016, as a result of our emergence from Chapter 11, the Company paid $17.4 million in professional fees as well as $1.2 million in financing costs related to the conversion of the DIP Facility to the New ABL Credit Facility. In addition, as outlined in the Plan, the Company made a $15.0 million principal payment on the Incremental Term Loan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the three and six months ended June 30, 2016 (the “Current Quarter” and “Current Period,” respectively), the three and six months ended June 30, 2015 (the “Prior Quarter” and “Prior Period,” respectively), and the three months ended March 31, 2016 (the “Previous Quarter”) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Since we commenced operations in 2001, we have actively grown our business and modernized our asset base. As of June 30, 2016, our marketed rig fleet of 94 all-electric rigs consisted of 37 Tier 1 rigs (including 26 proprietary PeakeRigs™) and 57 Tier 2 rigs. In addition, we had two PeakeRigs™ under construction, one of which has been delivered and the remaining one is scheduled to be delivered in the third quarter of 2016. In addition, we also had one rig under refurbishment, which we expect to deliver in the fourth quarter of 2016. As of June 30, 2016, we also owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower and a diversified oilfield rentals business. For additional information regarding our business and strategies, please read “Business” in Item 1 of our Annual Report on Form 10-K.

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

Bankruptcy Proceedings

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. On July 14, 2016, the Bankruptcy Court entered the Confirmation Order. The Debtors satisfied the remaining conditions to effectiveness contemplated under the Plan and emerged from Chapter 11 on August 1, 2016. For additional information about our bankruptcy proceedings, see Note 2 of the Consolidated Financial Statements.

Backlog

We maintain a backlog of contract revenues under our contracts for the provision of drilling and hydraulic fracturing services. Our drilling and hydraulic fracturing backlogs as of June 30, 2016 were approximately $220.1 million and $89.8 million, respectively, with average durations of 11 months and 10 months, respectively. We calculate our drilling backlog by multiplying the day rate under our contracts by the number of days remaining under the contract. We calculate our hydraulic fracturing backlog by multiplying the (i) rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, many of our drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. We calculate our contract drilling early termination value assuming each rig remains stacked for the remainder of the term of the terminated contract. As a result of the foregoing, revenues could differ materially from the backlog and early termination amounts presented.

As of June 30, 2016, we expect to recognize revenues from backlog as follows (in millions):

	2016	2017	Thereafter
Drilling backlog	$91.2	$107.6	$21.3
Hydraulic fracturing backlog	44.9	44.9	—
Total Backlog	$136.1	$152.5	$21.3

As of June 30, 2016, our total contract early termination value related to our drilling backlog was as follows (in millions):

	2016	2017	Thereafter
Drilling contract early termination value	$74.5	$83.7	$11.3

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

Asset Utilization. By consistently monitoring our operations’ activity levels, pricing and relative performance of each of our rigs and fleets, we can more efficiently allocate our personnel and equipment to maximize revenue generation. We measure our activity levels by the total number of jobs completed by each of our drilling rigs and hydraulic fracturing fleets on a periodic basis. We also monitor the utilization rates of our drilling rigs. We define utilization of our drilling rigs as the number of rigs that are operating divided by our marketed rig count.

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

Adjusted EBITDA. The primary financial and operating measurement that our management uses to analyze and monitor the operating performance of our business is Adjusted EBITDA, which we define as net income before interest expense, income tax expense, depreciation and amortization, as further adjusted to add back gains on extinguishment of debt, gains or losses on sale of a business and exit costs, gains or losses on sale of property and equipment, impairments and other, non-cash stock compensation, severance-related costs, restructuring charges, reorganization items, interest income, and certain non-recurring items, such as the sale of our drilling rig relocation and logistics business and the sale of our water hauling assets. The table below shows our Adjusted EBITDA for the three and six months ended June 30, 2016 and 2015 and the three months ended March 31, 2016.

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Adjusted EBITDA:
Consolidated	$31,547	$44,321	$37,874	$69,419	$137,665
Drilling(a)	$40,622	$45,680	$46,028	$86,649	$118,871
Hydraulic Fracturing(b)	$2,776	$24,314	$6,501	$9,277	$57,226
Oilfield Rentals(c)	$70	$(1,897)	$(1,747)	$(1,679)	$7,794

(a)
During the Prior Quarter and Prior Period, general and administrative expenses were allocated to the Drilling segment in the amount of $7.3 million and $16.5 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Drilling segment. No allocations were made in the Current Quarter, Previous Quarter or Current Period and the allocations for the Prior Quarter and Prior Period have been retroactively revised in the table above. See Note 18 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

(b)
During the Prior Quarter and Prior Period, general and administrative expenses were allocated to the Hydraulic Fracturing segment in the amount of $6.1 million and $12.8 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Hydraulic Fracturing segment. No allocations were made in the Current Quarter, Previous Quarter or Current Period and the allocations for the Prior Quarter and Prior Period have been retroactively revised in the table above. See Note 18 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

(c)
During the Prior Quarter and Prior Period, general and administrative expenses were allocated to the Oilfield Rentals segment in the amount of $2.2 million and $4.1 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Oilfield Rentals segment. No allocations were made in the Current Quarter, Previous Quarter or Current Period and the allocations for the Prior Quarter and Prior Period have been retroactively revised in the table above. See Note 18 to our condensed consolidated financial statements included in Item 1 of this report for further detail.

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

Consolidated

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Net loss	$(84,505)	$(74,670)	$(59,563)	$(144,069)	$(112,271)
Add:
Interest expense	20,464	24,968	25,279	45,742	48,484
Gains on extinguishment of debt	—	(13,085)	—	—	(13,085)
Income tax benefit	(22,956)	(40,679)	(8,074)	(31,030)	(56,911)
Depreciation and amortization	69,877	72,950	69,645	139,523	157,925
(Gain) loss on sale of a business and exit costs	(138)	34,989	148	9	34,989
Losses (gains) on sales of property and equipment, net	1,014	9,010	(450)	564	13,220
Impairments and other	5,789	8,882	305	6,094	15,154
Non-cash compensation	5,229	13,131	6,112	11,341	31,486
Severance-related costs	287	3,102	339	626	4,506
Restructuring charges	23,673	—	4,747	28,421	—
Reorganization items, net	13,427	—	—	13,427	—
Interest income	(614)	(108)	(614)	(1,229)	(108)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	(5,886)	—	—	(9,745)
Water hauling Adjusted EBITDA	—	55	—	—	(4,531)
Adjusted EBITDA	$31,547	$44,321	$37,874	$69,419	$137,665

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Cash provided by operating activities	$23,147	$132,164	$3,875	$27,021	$159,677
Add:
Changes in operating assets and liabilities	(34,539)	(121,471)	6,174	(28,365)	(86,369)
Interest expense	20,464	24,968	25,279	45,742	48,484
Amortization of deferred financing costs	(1,046)	(1,107)	(1,241)	(2,287)	(2,135)
Income from equity investees	—	136	—	—	1,108
Provision for doubtful accounts	(564)	(4)	(842)	(1,406)	(2,584)
Current tax expense	—	—	(8)	(8)	—
Exit costs of Former Oilfield Trucking	(138)	—	148	9	—
Severance-related costs	287	3,102	339	626	4,506
Restructuring charges	23,673	—	4,747	28,421	—
Cash reorganization items, net	883	—	—	883	—
Interest income	(614)	(108)	(614)	(1,229)	(108)
Other	(6)	810	17	12	810
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	(5,886)	—	—	(9,745)
Water hauling Adjusted EBITDA	—	55	—	—	(4,531)
Adjusted EBITDA	$31,547	$44,321	$37,874	$69,419	$137,665

Drilling

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Net (loss) income	$(651)	$(9,689)	$5,184	$4,162	$(9,210)
Add:
Income tax (benefit) expense	(177)	(5,279)	703	897	(5,072)
Depreciation and amortization	36,857	38,202	38,304	75,161	87,739
Losses on sales of property and equipment, net	728	3,564	240	968	7,951
Impairments and other	2,900	8,688	305	3,205	12,417
Non-cash compensation	791	2,344	985	1,776	7,669
Severance-related costs	54	512	189	242	856
Corporate overhead allocation(a)	—	7,338	—	—	16,521
Restructuring charges	120	—	118	238	—
Adjusted EBITDA	$40,622	$45,680	$46,028	$86,649	$118,871

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Hydraulic Fracturing

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Net (loss) income	$(15,388)	$(457)	$(12,143)	$(27,446)	$5,597
Add:
Income tax (benefit) expense	(4,180)	(248)	(1,646)	(5,911)	2,365
Depreciation and amortization	21,983	17,804	19,741	41,724	34,081
Losses (gains) on sales of property and equipment, net	2	4	45	47	(1)
Non-cash compensation	227	1,043	429	656	2,281
Severance-related costs	55	60	—	55	141
Corporate overhead allocation(a)	—	6,108	—	—	12,762
Restructuring charges	77	—	75	152	—
Adjusted EBITDA	$2,776	$24,314	$6,501	$9,277	$57,226

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Oilfield Rentals

	Three Months Ended			Six Months Ended
	June 30,		March 31,	June 30,
	2016	2015	2016	2016	2015
	(In thousands)
Net loss	$(6,764)	$(9,682)	$(8,624)	$(15,136)	$(13,191)
Add:
Income tax benefit	(1,838)	(5,275)	(1,169)	(3,260)	(6,790)
Depreciation and amortization	7,847	10,575	8,501	16,348	22,747
Losses (gains) on sales of property and equipment, net	284	(277)	(717)	(434)	(448)
Impairments and other	287	—	—	287	—
Non-cash compensation	76	523	184	260	1,384
Severance-related costs	135	34	38	173	(12)
Corporate overhead allocation(a)	—	2,205	—	—	4,104
Restructuring charges	43	—	40	83	—
Adjusted EBITDA	$70	$(1,897)	$(1,747)	$(1,679)	$7,794

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. Accordingly, this change has been reflected through retroactive revision of the prior period segment information.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service. We expect our future capital needs will be funded by cash flows from operations, borrowings under our New ABL Credit Facility, access to capital markets and other financing transactions. We believe we will have adequate liquidity over the next twelve months to operate our business and meet our cash requirements.

As of June 30, 2016, we had cash and short-term investments of $81.4 million and working capital of $187.9 million. As of August 4, 2016, we had cash and short-term investments of $50.3 million and our New ABL Credit Facility remained undrawn. As of June 30, 2016, we had $14.0 million of purchase commitments related to future capital expenditures that we expect to incur in the second half of 2016.

We expect that our primary sources of liquidity are from cash on hand, cash from operations and availability under our New ABL Credit Facility. On the Effective Date, by operation of the Plan, the DIP Facility was amended and restated, and the outstanding obligations pursuant thereto were converted to obligations under the New ABL Credit Facility. For additional information about our bankruptcy proceedings and a description of our New ABL Credit Facility, see Note 2 and Note 9 to the Consolidated Financial Statements.

Long-Term Debt

The following table presents our long-term debt as of June 30, 2016 and December 31, 2015:

	June 30, 2016	December 31, 2015
	(In thousands)
Liabilities subject to compromise:
6.625% Senior Notes due 2019	$650,000	$—
6.50% Senior Notes due 2022	450,000	—
Total debt-related liabilities subject to compromise	$1,100,000	$—

Long-term debt:
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	490,750	493,250
Total principal amount of debt instruments	490,750	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Less: Unamortized deferred financing costs	10,066	23,658
Total long-term debt	$475,684	$1,564,592

For further information on our long-term debt, please read Note 9 to our Consolidated Financial Statements.

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

Total capital expenditures were $76.1 million and $90.7 million for the Current Period and Prior Period, respectively. As of June 30, 2016, we had $14.0 million of purchase commitments related to future capital expenditures that we expect to incur in 2016. We currently expect that our total capital expenditures will be less than $100.0 million for 2016. We may increase, decrease or reallocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and a significant component of our anticipated capital spending is discretionary. In addition, from time to time we may use cash on hand in excess of our budgeted capital expenditures to repurchase and cancel our outstanding long-term debt.

Cash Flow

Our cash flow depends in large part on the level of spending by our customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Period and Prior Period.

	Six Months Ended June 30,
	2016	2015
	(Unaudited) (In thousands)
Cash Flow Statement Data:
Net cash provided by operating activities	$27,021	$159,677
Net cash used in investing activities	$(75,197)	$(56,077)
Net cash (used in) provided by financing activities	$(2,833)	$13,844
Cash, beginning of period	$130,648	$891
Cash, end of period	$79,639	$118,335

Operating Activities. Cash provided by operating activities was $27.0 million and $159.7 million for the Current Period and Prior Period, respectively. Changes in working capital items increased cash provided by operating activities by $28.4 million and $86.4 million, respectively, for the Current Period and Prior Period. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, amortization of deferred financing costs, gains or losses on sales of property and equipment, impairments, non-cash compensation, income or losses from equity investees and deferred income taxes. Included in operating activities for the Current Period are DIP Facility financing costs of $0.5 million.

Investing Activities. Cash used in investing activities was $75.2 million and $56.1 million for the Current Period and Prior Period, respectively. Capital expenditures are the main component of our investing activities. The majority of our capital expenditures for the Current Period and Prior Period were related to our investment in new PeakeRigs™. Additionally, we purchased hydraulic fracturing equipment with an aggregate of 60,000 horsepower, at auction, for $10.6 million during the Current Period. Cash used in investing activities was partially offset by proceeds from the sale of Hodges of $15.0 million during the Prior Period and proceeds from asset sales in the amounts of $2.6 million and $16.4 million for the Current Period and Prior Period, respectively. We also purchased $6.2 million of short-term investments and received proceeds of $4.5 million from the sale of short-term investments during the Current Period.

Financing Activities. Net cash (used in) provided by financing activities was ($2.8) million and $13.8 million for the Current Period and Prior Period, respectively. During the Prior Period, we had borrowings and repayments under our credit facility of $160.1 million and $210.6 million, respectively, and borrowed $100.0 million under the Incremental Term Loan and received net proceeds of $94.5 million. We also repurchased and cancelled $40.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $26.4 million during the Prior Period. We paid deferred borrowing costs of $0.8 million during the Prior Period. We made term loan repayments of $2.5 million and $2.3 million during the Current Period and Prior Period, respectively.

Results of Operations

Results of Operations—Three Months Ended June 30, 2016 vs. March 31, 2016

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Previous Quarter.

	Three Months Ended
	June 30, 2016	March 31, 2016
	(In thousands)
Revenues:
Revenues	$138,120	$155,361
Operating Expenses:
Operating costs	96,219	106,960
Depreciation and amortization	69,877	69,645
General and administrative	39,717	22,262
Losses (gains) on sales of property and equipment, net	1,014	(450)
Impairments and other	5,789	305
Total Operating Expenses	212,616	198,722
Operating Loss	(74,496)	(43,361)
Other (Expense) Income:
Interest expense (Contractual interest of $25,284 during the three months ended June 30, 2016)	(20,464)	(25,279)
Other income	926	1,003
Reorganization items, net	(13,427)	—
Total Other Expense	(32,965)	(24,276)
Loss Before Income Taxes	(107,461)	(67,637)
Income Tax Benefit	(22,956)	(8,074)
Net Loss	$(84,505)	$(59,563)

Revenues. Revenues for the Current Quarter decreased $17.2 million from the Previous Quarter due to decreased utilization and continued pricing pressure during the Current Quarter. The majority of our revenues have historically been derived from CHK and its working interest partners. The percentage of our revenues derived from CHK was 70% and 64% for the Current Quarter and the Previous Quarter, respectively.

	Three Months Ended
	June 30, 2016	March 31, 2016
Revenue:	(In thousands)
Drilling	$62,801	$71,908
Hydraulic fracturing	66,913	76,308
Oilfield rentals	8,406	7,145
Total	$138,120	$155,361

Operating Costs. As a percentage of revenues, operating costs were 70% and 69% for the Current Quarter and Previous Quarter, respectively. Operating costs for the Current Quarter decreased $10.7 million, respectively, from the Previous Quarter primarily due to a decrease in labor-related costs and a decrease in product costs in our hydraulic fracturing segment.

	Three Months Ended
	June 30, 2016	March 31, 2016
Operating Costs:	(In thousands)
Drilling	$22,984	$27,156
Hydraulic fracturing	64,499	70,439
Oilfield rentals	8,413	9,078
Other operations	323	287
Total	$96,219	$106,960

Drilling

	Three Months Ended
	June 30, 2016	March 31, 2016
	(In thousands)
Revenues	$62,801	$71,908
Operating costs	22,984	27,156
Gross margin	$39,817	$44,752

Drilling revenues for the Current Quarter decreased $9.1 million, or 13%, from the Previous Quarter. This decrease was primarily due to an 18% decline in revenue days as the average active rig count dropped from 19 in the Previous Quarter to 15 in the Current Quarter. Average revenue per revenue day decreased 6% due to lower spot market rates. Revenues from non-CHK customers were 37% of total segment revenues in the Current Quarter, compared to 39% for the Previous Quarter. Included in total revenues are amounts related to idle-but-contracted (“IBC”) payments from CHK of $35.3 million and $36.2 million, respectively for the Current Quarter and Previous Quarter. Excluding the IBC revenues, the Company has diversified its customer base in the drilling segment and increased non-CHK revenue from 79% in the Previous Quarter to 85% in the Current Quarter.

As a percentage of drilling revenues, drilling operating costs were 37% and 38% for the Current Quarter and the Previous Quarter, respectively. Drilling operating costs for the Current Quarter decreased $4.2 million, or 15%, from the Previous Quarter, primarily due to decreases in labor-related costs. Average operating costs per revenue day in the Current Quarter increased 3% from the Previous Quarter, primarily due to fewer revenue days. Drilling restructuring charges were $0.1 million for both the Current Quarter and Previous Quarter, respectively.

Hydraulic Fracturing

	Three Months Ended
	June 30, 2016	March 31, 2016
	(In thousands)
Revenues	$66,913	$76,308
Operating costs	64,499	70,439
Gross margin	$2,414	$5,869

Hydraulic fracturing revenues for the Current Quarter decreased $9.4 million, or 12%, from the Previous Quarter. This decrease was due to a 9% decline in revenues per stage, as pricing pressure continued, and a 4% decline in stages completed during the Current Quarter. Revenues from non-CHK customers were 21% of total segment revenues in the Current Quarter compared, to 30% for the Previous Quarter.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 96% and 92% for the Current Quarter and Previous Quarter, respectively. The increase was due to continued pricing pressure. Hydraulic fracturing operating costs for the Current Quarter decreased $5.9 million, or 8% from the Previous Quarter, primarily due to a 5% decrease in operating costs per stage and a 4% decline in stages completed during the Current Quarter. Hydraulic fracturing restructuring charges were $0.1 million for both the Current Quarter and Previous Quarter, respectively.

Oilfield Rentals

	Three Months Ended
	June 30, 2016	March 31, 2016
	(In thousands)
Revenues	$8,406	$7,145
Operating costs	8,413	9,078
Gross margin	$(7)	$(1,933)

Oilfield rental revenues for the Current Quarter increased $1.3 million, or 18%, from the Previous Quarter. The increase was primarily due to an increase in utilization as the company grows its exposure in the Permian Basin. As a percentage of total segment revenues, revenues from non-CHK customers were 48% of total segment revenues in the Current Quarter, compared to 76% for the Previous Quarter.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 100% and 127% for the Current Quarter and Previous Quarter, respectively. The decrease was due to increased fleet utilization. Oilfield rental operating costs for the Current Quarter decreased $0.7 million, or 7%, from the Previous Quarter. The decrease was primarily due to a decline in labor-related costs and subcontracting services.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Previous Quarter were $69.9 million and $69.6 million, respectively. As a percentage of revenues, depreciation and amortization expense was 51% and 45% for the Current Quarter and Previous Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Previous Quarter were $39.7 million and $22.3 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $0.9 million, or 7%, from $12.7 million in the Previous Quarter to $11.8 million in the Current Quarter, primarily due to a decrease in consulting fees. As a percentage of revenues, general and administrative expenses settled in cash were 9% and 8% for the Current Quarter and Previous Quarter, respectively.

Additionally, during the Current Quarter and Previous Quarter, we recognized restructuring charges of $23.5 million and $4.7 million, respectively, primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements). We incurred non-cash compensation expenses of $4.1 million and $4.5 million, respectively, during the Current Quarter and Previous Quarter and severance-related costs of $0.3 million during both the Current Quarter and Previous Quarter.

Below is a breakout of general and administrative expenses incurred in the Current Quarter and Previous Quarter.

	Three Months Ended
	June 30, 2016	March 31, 2016
	(In thousands)
G&A expenses settled in cash	$11,760	$12,662
Restructuring charges	23,535	4,747
Non-cash compensation expenses	4,135	4,514
Severance-related costs	287	339
Total General and Administrative Expenses	$39,717	$22,262

Losses (Gains) on Sales of Property and Equipment, Net. We recorded losses (gains) on sales of property and equipment of $1.0 million and ($0.5) million during the Current Quarter and Previous Quarter, respectively.

Impairments and Other. During the Current Quarter and Previous Quarter, we recognized impairments of $5.8 million and $0.3 million, respectively. During the Current Quarter, we recognized impairment charges of $2.9 million for drilling-

related services equipment that we deemed to be impaired based on expected future cash flows of this equipment. We also identified certain other property and equipment during the Current Quarter that we deemed to be impaired based on our assessment of the market value of the related property and equipment and recognized impairment charges of $2.9 million related to this property and equipment. During the Previous Quarter, we recognized impairment charges of $0.3 million for certain drilling rigs that we impaired based on expected future cash flows of these rigs.

Interest Expense. Interest expense for the Current Quarter and Previous Quarter was $20.5 million and $25.3 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. Since June 7, 2016, we have not recorded interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Quarter was $25.3 million.

Other Income. Other income was $0.9 million and $1.0 million for the Current Quarter and Previous Quarter, respectively.

Reorganization items, net. Reorganization items for the Current Quarter totaled $13.4 million. Subsequent to the Petition Date, we incurred $0.4 million of professional fees associated with the Chapter 11 filing and fees of $0.5 million in relation to the DIP Facility agreement. Additionally, during the Current Quarter, we wrote-off unamortized debt issuance costs associated with the 2019 Notes and 2022 Notes, resulting in a non-cash reorganization charge of $12.5 million.

Income Tax Benefit. We recorded income tax benefit of $23.0 million and $8.1 million for the Current Quarter and Previous Quarter, respectively. The $14.9 million increase in income tax benefit recorded for the Current Quarter was primarily the result of an increase in net loss before taxes of $39.8 million from the Previous Quarter to the Current Quarter. Our effective income tax rate for the Current Quarter and Previous Quarter was 21% and 12%, respectively.

Three Months Ended June 30, 2016 vs. June 30, 2015

The following table sets forth our condensed consolidated statements of operations for the Current Quarter and Prior Quarter.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Revenues:
Revenues	$138,120	$295,128
Operating Expenses:
Operating costs	96,219	239,127
Depreciation and amortization	69,877	72,950
General and administrative	39,717	34,815
Loss on sale of a business	—	34,989
Losses on sales of property and equipment, net	1,014	9,010
Impairments and other	5,789	8,882
Total Operating Expenses	212,616	399,773
Operating Loss	(74,496)	(104,645)
Other (Expense) Income:
Interest expense (Contractual interest of $25,284 during the three months ended June 30, 2016)	(20,464)	(24,968)
Gains on extinguishment of debt	—	13,085
Income from equity investee	—	136
Other income	926	1,043
Reorganization items, net	(13,427)	—
Total Other Expense	(32,965)	(10,704)
Loss Before Income Taxes	(107,461)	(115,349)
Income Tax Benefit	(22,956)	(40,679)
Net Loss	$(84,505)	$(74,670)

Revenues. Revenues and Adjusted Revenues for the Current Quarter decreased $157.0 million and $143.5 million, respectively, from the Prior Quarter. The decrease was primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 70% and 69% for the Current Quarter and Prior Quarter, respectively. Included in total CHK revenue are amounts related to IBC payments of $35.3 million and $23.9 million, respectively, for the Current Quarter and Prior Quarter. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 34% in the Prior Quarter to 40% in the Current Quarter.

	Three Months Ended June 30,
	2016	2015
Revenue:	(In thousands)
Drilling	$62,801	$100,444
Hydraulic fracturing	66,913	163,411
Oilfield rentals	8,406	17,762
Former oilfield trucking	—	13,511
Total	$138,120	$295,128

Adjusted Revenue(a):
Revenue	$138,120	$295,128
Less:
Drilling rig relocation and logistics revenues	—	10,578
Water hauling revenues	—	2,933
Adjusted Revenue	$138,120	$281,617

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with our rig relocation and logistics business and water hauling assets that were sold in the Prior Quarter. For a description of our calculation of Adjusted Revenues and the reasons why our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Operating Costs. As a percentage of Adjusted Revenues, Adjusted Operating Costs were 70% and 78% for the Current Quarter and Prior Quarter, respectively. The decrease was due primarily to a higher proportion of IBC rigs, which generate revenue with little associated cost. Operating costs and Adjusted Operating Costs for the Current Quarter decreased $142.9 million and $124.5 million, respectively, from the Prior Quarter. The decrease was due to declines in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment.

	Three Months Ended June 30,
	2016	2015
Operating Costs:	(In thousands)
Drilling	$22,984	$57,148
Hydraulic fracturing	64,499	141,225
Oilfield rentals	8,413	20,224
Former oilfield trucking	—	18,382
Other operations	323	2,148
Total	$96,219	$239,127

Adjusted Operating Costs(a):
Operating Costs	$96,219	$239,127
Less:
Drilling rig relocation and logistics operating costs	—	15,596
Water hauling operating costs	—	2,786
Adjusted Operating Costs	$96,219	$220,745

(a) “Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the Prior Quarter. For a description of our calculation of Adjusted Operating Costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$62,801	$100,444
Operating costs	22,984	57,148
Gross margin	$39,817	$43,296

Drilling revenues for the Current Quarter decreased $37.6 million, or 37%, from the Prior Quarter, primarily due to a 57% decrease in revenue days as the average active rig count dropped from 36 in the Prior Quarter to 15 in the Current Quarter. Average revenue per day for the Current Quarter decreased 17% from the Prior Quarter primarily due to lower spot market rates. The share of revenues from non-CHK customers increased to 37% of total segment revenues in the Current Quarter, compared to 36% for the Prior Quarter. Included in total CHK revenue are amounts related to IBC payments of $35.3 million and $23.9 million, respectively for the Current Quarter and Prior Quarter. Excluding the IBC revenues, the Company has diversified its customer base in the drilling segment and increased non-CHK revenue from 47% in the Prior Quarter to 85% in the Current Quarter.

As a percentage of drilling revenues, drilling operating costs were 37% and 57% for the Current Quarter and the Prior Quarter, respectively. The decrease was primarily due to a higher proportion of IBC rigs, which generate revenue with little associated cost. Drilling operating costs for the Current Quarter decreased $34.2 million, or 60%, from the Prior Quarter, primarily due to a decrease in labor-related costs and lower fleet utilization. Drilling restructuring charges were $0.1 million in the Current Quarter.

Hydraulic Fracturing

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$66,913	$163,411
Operating costs	64,499	141,225
Gross margin	$2,414	$22,186

Hydraulic fracturing revenues for the Current Quarter decreased $96.5 million, or 59%, from the Prior Quarter, which was primarily due to a 24% decrease in revenues per stage, in addition to a 46% decrease in completed stages. Revenues from non-CHK customers were 21% of total segment revenues in both the Current Quarter and Prior Quarter.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 96% and 86% for the Current Quarter and Prior Quarter, respectively. The increase was due to increased pricing pressure. Hydraulic fracturing operating costs for the Current Quarter decreased $76.7 million, or 54% from the Prior Quarter, primarily due to a 49% decrease in product costs and reduced labor-related costs. Hydraulic fracturing restructuring charges were $0.1 million in the Current Quarter.

Oilfield Rentals

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$8,406	$17,762
Operating costs	8,413	20,224
Gross margin	$(7)	$(2,462)

Oilfield rental revenues for the Current Quarter decreased $9.4 million, or 53%, from the Prior Quarter, which was primarily due to a decline in utilization by non-CHK customers and pricing pressure. Revenues from non-CHK customers were 48% of total segment revenues in the Current Quarter, compared to 62% for the Prior Quarter.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 100% and 114% for the Current Quarter and Prior Quarter, respectively. Oilfield rental operating costs for the Current Quarter decreased $11.8 million, or 58%, from the Prior Quarter, which was primarily due to lower utilization and a decrease in labor-related costs.

Former Oilfield Trucking

	Three Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$—	$13,511
Operating costs	—	18,382
Gross margin	$—	$(4,871)

During the Prior Quarter, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment, although we do have ongoing liabilities, primarily related to insurance claims, whose income statement impact is charged to general and administrative expense.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Quarter and Prior Quarter was $69.9 million and $73.0 million, respectively. As a percentage of revenues, depreciation and amortization expense was 51% and 25% for the Current Quarter and Prior Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Quarter and Prior Quarter were $39.7 million and $34.8 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $11.3 million, or 49%, from $23.1 million in the Prior Quarter to $11.8 million in the Current Quarter primarily due to declines in labor-related costs and consulting fees. Included in general and administrative expenses settled in cash for the Prior Quarter are charges of $2.7 million pursuant to the administrative services agreement provided by CHK. As a percentage of revenues, general and administrative expenses settled in cash were 9% and 8% for the Current Quarter and Prior Quarter, respectively.

Additionally, during the Current Quarter, we recognized restructuring charges of $23.5 million primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements). We incurred non-cash compensation expenses of $4.1 million and $8.6 million and severance-related costs of $0.3 million and $3.1 million during the Current Quarter and Prior Quarter, respectively. Included in the non-cash compensation expenses and severance-related costs for the Prior Quarter are $2.1 million and $0.6 million, respectively, related to the sale of Hodges.

Below is a breakout of general and administrative expenses incurred in the Current Quarter and Prior Quarter.

	Three Months Ended June 30,
	2016	2015
	(In thousands)
G&A expenses settled in cash	$11,760	$23,121
Restructuring charges	23,535	—
Non-cash compensation expenses	4,135	8,592
Severance-related costs	287	3,102
Total General and Administrative Expenses	$39,717	$34,815

Loss on Sale of a Business. On June 14, 2015, we sold Hodges, our previously wholly-owned subsidiary that provided drilling rig relocation and logistics services, to Aveda for aggregate consideration of $42.0 million. We recognized a loss of $35.0 million on the sale during the Prior Quarter.

Losses on Sales of Property and Equipment, Net. We recorded losses on sales of property and equipment of $1.0 million and $9.0 million during the Current Quarter and Prior Quarter, respectively. During the Prior Quarter, we sold our water hauling assets.

Impairments and Other. During the Current Quarter and Prior Quarter, we recognized impairments of $5.8 million and $8.9 million, respectively. We recognized impairment charges of $2.9 million and $8.7 million during the Current Quarter and Prior Quarter for drilling-related services equipment that we deemed to be impaired based on expected future cash flows of this equipment. We also identified certain other property and equipment during the Current Quarter that we deemed to be impaired based on our assessment of the market value of the related property and equipment and recognized impairment charges of $2.9 million related to this property and equipment. During the Prior Quarter, we recognized impairment charges $0.2 million related to fluid disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment.

Interest Expense. Interest expense for the Current Quarter and Prior Quarter was $20.5 million and $25.0 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. Since June 7, 2016, we have not recorded interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Quarter was $25.3 million.

Gains on Extinguishment of Debt. During the Prior Quarter, we repurchased and cancelled $40.0 million in aggregate principal amount of the 2022 Notes for $26.4 million. We recognized a gain on extinguishment of debt of $13.1 million, which includes accelerated amortization of deferred financing costs of $0.5 million.

Income from Equity Investee. During the Current Quarter, we assigned our 49% membership interest in Maalt back to the majority owners. Income from equity investee was $0.1 million for the Prior Quarter, which was a result of our 49% membership interest in Maalt.

Other Income. Other income was $0.9 million and $1.0 million for the Current Quarter and Prior Quarter, respectively.

Reorganization items, net. Reorganization items for the Current Quarter totaled $13.4 million. Subsequent to the Petition Date, we incurred $0.4 million of professional fees associated with the Chapter 11 filing and fees of $0.5 million in relation to the DIP Facility agreement. Additionally, during the Current Quarter, we wrote-off unamortized debt issuance costs associated with the 2019 Notes and 2022 Notes, resulting in a non-cash reorganization charge of $12.5 million.

Income Tax Benefit. We recorded income tax benefit of $23.0 million and $40.7 million for the Current Quarter and Prior Quarter, respectively. The $17.7 million decrease in income tax benefit is primarily the result of an increase in the valuation allowance. We recorded a valuation allowance of $49.0 million as of June 30, 2016, which reduced our income tax benefit in the Current Quarter.

Results of Operations—Six Months Ended June 30, 2016 vs. June 30, 2015

The following table sets forth our condensed consolidated statements of operations for the Current Period and Prior Period.

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Revenues:
Revenues	$293,481	$724,915
Operating Expenses:
Operating costs	203,179	570,738
Depreciation and amortization	139,523	157,925
General and administrative	61,979	68,727
Loss on sale of a business	—	34,989
Losses on sales of property and equipment, net	564	13,220
Impairments and other	6,094	15,154
Total Operating Expenses	411,339	860,753
Operating Loss	(117,858)	(135,838)
Other (Expense) Income:
Interest expense (Contractual interest of $50,563 during the six months ended June 30, 2016)	(45,742)	(48,484)
Gains on extinguishment of debt	—	13,085
Income from equity investee	—	1,108
Other income	1,928	947
Reorganization items, net	(13,427)	—
Total Other Expense	(57,241)	(33,344)
Loss Before Income Taxes	(175,099)	(169,182)
Income Tax Benefit	(31,030)	(56,911)
Net Loss	$(144,069)	$(112,271)

Revenues. Revenues and Adjusted Revenues for the Current Period decreased $431.4 million and $388.7 million, respectively, from the Prior Period primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 67% and 72% for the Current Period and Prior Period, respectively. Included in total CHK revenue are amounts related to IBC payments of $71.5 million and $29.5 million, respectively, for the Current Period and Prior Period. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 29% in the Prior Period to 44% in the Current Period.

	Six Months Ended June 30,
	2016	2015
Revenue:	(In thousands)
Drilling	$134,709	$266,498
Hydraulic fracturing	143,221	365,428
Oilfield rentals	15,551	50,250
Former oilfield trucking	—	42,739
Total	$293,481	$724,915

Adjusted Revenue(a):
Revenue	$293,481	$724,915
Less:
Drilling rig relocation and logistics revenues	—	34,408
Water hauling revenues	—	8,331
Adjusted Revenue	$293,481	$682,176

(a)
“Adjusted Revenue” is a non-GAAP financial measure of revenues that excludes revenues associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the Prior Period. For a description of our calculation of Adjusted Revenues and the reasons our why management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Operating Costs. As a percentage of Adjusted Revenues, Adjusted Operating Costs were 69% and 76% for the Current Period and Prior Period, respectively. The decrease was due primarily to a higher proportion of IBC rigs, which generate revenue with little associated cost. Operating costs and Adjusted Operating Costs decreased $367.6 million and $312.9 million, respectively, in the Current Period compared to the Prior Period. The decrease was primarily due to a decrease in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment.

	Six Months Ended June 30,
	2016	2015
Operating Costs:	(In thousands)
Drilling	$50,140	$155,288
Hydraulic fracturing	134,939	312,530
Oilfield rentals	17,491	43,843
Former oilfield trucking	—	54,674
Other operations	609	4,403
Total	$203,179	$570,738

Adjusted Operating Costs(a):
Operating Costs	$203,179	$570,738
Less:
Drilling rig relocation and logistics operating costs	—	42,577
Water hauling operating costs	—	12,097
Adjusted Operating Costs(a)	$203,179	$516,064

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure of operating costs that excludes operating costs associated with our rig relocation and logistics business and water hauling assets that were sold in the Prior Period. For a description of our calculation of Adjusted Operating Costs and the reasons why our management uses this measure to evaluate our business, see “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$134,709	$266,498
Operating costs	50,140	155,288
Gross margin	$84,569	$111,210

Drilling revenues for the Current Period decreased $131.8 million, or 49%, from the Prior Period, which was primarily due to a 69% decrease in revenue days as the average active rig count dropped from 55 in the Prior Period to 17 in the Current Period. Average revenue per revenue day for the Current Period decreased 13% from the Prior Period. Revenues from non-CHK customers were 38% of total segment revenues in the Current Period, compared to 39% for the Prior Period. Included in total CHK revenue are amounts related to IBC payments of $71.5 million and $29.5 million, respectively, for the Current Period and Prior Period. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 44% in the Prior Period to 82% in the Current Period.

As a percentage of drilling revenues, drilling operating costs were 37% and 58% for the Current Period and Prior Period, respectively. The decrease was primarily due to a higher proportion of IBC rigs, which generate revenue with little associated cost. Drilling operating costs for the Current Period decreased $105.1 million, or 68%, from the Prior Period primarily due to a decrease in labor-related costs and lower fleet utilization. Drilling restructuring charges were $0.2 million in the Current Period.

Hydraulic Fracturing

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$143,221	$365,428
Operating costs	134,939	312,530
Gross margin	$8,282	$52,898

Hydraulic fracturing revenues for the Current Period decreased $222.2 million, or 61%, from the Prior Period, which was primarily due to a 46% decrease in stages completed in addition to a 27% decrease in revenue per stage. Revenues from non-CHK customers increased to 26% of total segment revenues in the Current Period, compared to 14% for the Prior Period.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 94% and 86% for the Current Period and Prior Period, respectively. The increase was due to increased pricing pressure. Hydraulic fracturing operating costs for the Current Period decreased $177.6 million, or 57%, from the Prior Period, which was primarily due to a 56% decrease in product costs. Hydraulic fracturing restructuring charges were $0.2 million in the Current Period.

Oilfield Rentals

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$15,551	$50,250
Operating costs	17,491	43,843
Gross margin	$(1,940)	$6,407

Oilfield rental revenues for the Current Period decreased $34.7 million, or 69%, from the Prior Period, which was primarily due to a decline in utilization by CHK and pricing pressure. Revenues from non-CHK customers increased to 61% of total segment revenues in the Current Period, compared to 50% for the Prior Period.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 112% and 87% for the Current Period and Prior Period, respectively. The increase was due to significant declines in fleet utilization and increased pricing pressure. Oilfield rental operating costs for the Current Period decreased $26.4 million, or 60%, from the Prior Period, which was primarily due to lower utilization and a decrease in labor-related costs. Oilfield rental restructuring charges were $0.1 million in the Current Period.

Former Oilfield Trucking

	Six Months Ended June 30,
	2016	2015
	(In thousands)
Revenues	$—	$42,739
Operating costs	—	54,674
Gross margin	$—	$(11,935)

During the Prior Period, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment, although we do have ongoing liabilities, primarily related to insurance claims, whose income statement impact is charged to general and administrative expense.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Period and Prior Period was $139.5 million and $157.9 million, respectively. The decrease is primarily due to a change in accounting estimate for estimated useful lives of certain components of drilling rigs and certain drilling rigs in the Prior Period. Please see Note 6 to our condensed consolidated financial statements in Item 1 of this report. As a percentage of revenues, depreciation and amortization expense was 48% and 22% for the Current Period and Prior Period, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Period and Prior Period were $62.0 million and $68.7 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $21.8 million, or 47%, from $46.1 million in the Prior Period to $24.3 million in the Current Period primarily due to declines in labor-related costs and consulting fees. Included in general and administrative expenses settled in cash for the Prior Period are charges of $8.3 million pursuant to the administrative services agreement provided by CHK. As a percentage of revenues, general and administrative expenses settled in cash were 8% and 6% for the Current Period and Prior Period, respectively.

Additionally, during the Current Period, we recognized restructuring charges of $28.4 million primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements). We incurred non-cash compensation expenses of $8.6 million and $18.1 million and severance-related costs of $0.6 million and $4.5 million during the Current Period and Prior Period, respectively. Included in the non-cash compensation expenses and severance-related costs for the Prior Period are $2.1 million and $0.6 million, respectively, related to the sale of Hodges.

Below is a breakout of general and administrative expenses incurred in the Current Period and Prior Period.

	Six Months Ended June 30,
	2016	June 30, 2015
	(In thousands)
G&A expenses settled in cash	$24,275	$46,102
Restructuring charges	28,430	—
Non-cash compensation expenses	8,648	18,119
Severance-related costs	626	4,506
Total General and Administrative Expenses	$61,979	$68,727

Loss on Sale of a Business. On June 14, 2015, we sold Hodges, our previously wholly-owned subsidiary that provided drilling rig relocation and logistics services, for aggregate consideration of $42.0 million. We recognized a loss of $35.0 million on the sale during the Current Period.

Losses on Sales of Property and Equipment, net. We recorded losses on sales of property and equipment of approximately $0.6 million and $13.2 million during the Current Period and Prior Period, respectively. During the Prior Period, we sold our water hauling assets.

Impairments and Other. During the Current Period and Prior Period, we recognized impairments of $6.1 million and $15.2 million, respectively. During the Current Period and Prior Period, we recognized impairment charges of $0.3 million and $3.3 million for certain drilling rigs that we impaired based of future cash flow of these rigs. Additionally, during the Current Period and Prior Period, we recognized impairment charges of $2.9 million and $8.7 million, respectively, related to drilling-related services equipment that we impaired based on expected future cash flows of this equipment. We recognized impairment charges of $2.7 million during the Prior Period for certain trucking and fluid disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment.

We identified certain other property and equipment during the Current Period and Prior Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $2.9 million and $0.4 million during the Current Period and Prior Period, respectively, related to these assets.

Interest Expense. Interest expense for the Current Period and Prior Period was $45.7 million and $48.5 million, respectively, related to borrowings under our senior notes, term loans, and credit facility. Since June 7, 2016, we have not recorded interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Period was $50.6 million.

Gains on Extinguishment of Debt. During the Prior Period, we repurchased and cancelled $40.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $26.4 million. We recognized gains on extinguishment of debt of $13.1 million, which included accelerated amortization of deferred financing costs of $0.5 million.

Income from Equity Investee. During the Current Period, we assigned our 49% membership interest in Maalt back to the majority owners. Income from equity investee was and $1.1 million for the Prior Period, which was a result of our 49% of the membership interest in Maalt.

Other Income. Other income was $1.9 million and $0.9 million for the Current Period and Prior Period, respectively.

Reorganization items, net. Reorganization items for the Current Period totaled $13.4 million. Subsequent to the Petition Date, we incurred $0.4 million of professional fees associated with the Chapter 11 filing and fees of $0.5 million in relation to the DIP Facility agreement. Additionally, during the Current Period, we wrote-off unamortized debt issuance costs associated with the 2019 Notes and 2022 Notes, resulting in a non-cash reorganization charge of $12.5 million.

Income Tax Benefit. We recorded income tax benefit of $31.0 million and $56.9 million for the Current Period and Prior Period, respectively. The $25.9 million decrease in income tax benefit is primarily the result of an increase in the valuation allowance. We recorded a valuation allowance of $49.0 million as of June 30, 2016, which reduced our income tax benefit in the Current Period.

Off-Balance Sheet Arrangements

Operating Leases

As of June 30, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

As of June 30, 2016, we were also party to various lease agreements for other property and equipment with varying terms. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of June 30, 2016 under our operating leases are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$2,646	$367	$3,013
2017	3,069	366	3,435
2018	1,430	240	1,670
2019	596	16	612
Total	$7,741	$989	$8,730

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of June 30, 2016, we had $14.0 million of purchase commitments related to future inventory and capital expenditures that we expect to incur in 2016.

Critical Accounting Policies

We consider accounting policies related to property and equipment, impairment of long-lived assets, goodwill, intangible assets and amortization, revenue recognition and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K (Commission File No. 333-187766) filed with the SEC on February 17, 2016.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	potential adverse effects of the Chapter 11 proceedings on our liquidity, results of operations, brand or business prospects;

•	the ability to operate our business following the Effective Date;

•	the effects of a bankruptcy filing on our business and the interests of various creditors, equity holders and other constituents;

•	access to and cost of capital;

•	market prices for oil and natural gas;

•	our customers’ expenditures for oilfield services;

•	dependence on CHK and its working interest partners for a majority of our revenues and our ability to secure new customers or provide additional services to existing customers;

•	the limitations that our level of indebtedness may have on our financial flexibility and restrictions in our debt agreements;

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and rental equipment;

•	our credit profile;

•	access to and cost of capital;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions; and

•	legislative or regulatory changes, including changes in environmental regulations, drilling regulations and liability under federal and state environmental laws and regulations.

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

Historically, we have provided substantially all of our oilfield services to CHK and its working interest partners. For the Current Period and Prior Period, CHK accounted for approximately 67% and 72% of our revenues, respectively. The decline in commodity prices since mid-2014 has had an adverse effect on CHK’s and our other customers’ capital spending, which has adversely impacted our cash flows and financial position. The extent and length of the current down cycle is uncertain. If it is prolonged or worsens, it could have a further adverse effect on our customers’ capital spending. This would likely have a material adverse impact on our cash flows and financial position and could adversely affect our ability to comply with the financial covenant under our credit facility and limit our ability to fund our planned capital expenditures.

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

The following table provides information about our debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at June 30, 2016.

Expected Maturity Date	Fixed Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate
	(in thousands)		(in thousands)
2016	$—	—	$2,500	5.000%
2017	—	—	5,000	5.000%
2018	—	—	5,000	5.000%
2019	650,000	6.625%	5,000	5.000%
2020	—	—	5,000	5.000%
After 2020	450,000	6.500%	468,250	5.008%
Total	$1,100,000		$490,750
Fair value	$340,250		$431,705

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

As discussed in Note 2, upon the effective date of the Plan, the aggregate total of the face amount of the 2019 Notes and 2022 Notes were cancelled and converted into equity and are no longer included in the Company’s long-term debt balances.

Item 4.	Controls and Procedures

Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period. Our disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Based upon the evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were effective at a reasonable level of assurance as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during our most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the caption “Legal Proceedings” in Note 11 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K (Commission File No. 333-187766) filed with the SEC on February 17, 2016, together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

We recently emerged from bankruptcy, which could adversely affect our business and relationships.
It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

•key suppliers could terminate their relationship or require financial assurances or enhanced performance;
•the ability to renew existing contracts and compete for new business may be adversely affected;
•the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the Plan and the transactions contemplated thereby and our adoption of fresh-start accounting.
In connection with the disclosure statement we filed with the Bankruptcy Court, and the hearing to consider confirmation of the Plan, we prepared projected financial information to demonstrate to the Bankruptcy Court the feasibility of the Plan and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance and with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and that may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

In addition, upon our emergence from bankruptcy, we will adopt fresh-start accounting. Accordingly, our future financial conditions and results of operations may not be comparable to the financial condition or results of operations reflected in the Company’s historical financial statements. The lack of comparable historical financial information may discourage investors from purchasing our common stock.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.
Upon our emergence from bankruptcy, our old common stock was cancelled and we issued New Common Stock. Our common stock is not listed on any national or regional securities exchange or quoted on any over-the-counter market. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the plan of reorganization, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those described in this Part II, Item 1A of this Report. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock. No assurances can be given regarding the Company’s ability to be quoted on one of the over-the-counter markets or a national exchange in a timely manner or at all.

The ability to attract and retain key personnel is critical to the success of our business and may be affected by our emergence from bankruptcy.
The success of our business depends on key personnel. The ability to attract and retain these key personnel may be difficult in light of our emergence from bankruptcy, the uncertainties currently facing the business and changes we may make to the organizational structure to adjust to changing circumstances. We may need to enter into retention or other arrangements that could be costly to maintain. If executives, managers or other key personnel resign, retire or are terminated, or their service is otherwise interrupted, we may not be able to replace them in a timely manner and we could experience significant declines in productivity.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with Blue Mountain Capital Management, LLC (“Blue Mountain”), Axar Capital Management, LLC (“Axar”) and Mudrick Capital Management, LLC (“Mudrick”) (each a “Holder”) currently own approximately 37%, 16% and 8%, respectively, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, we have entered into a Stockholder Agreement with the Holders that provides for certain director nomination rights subject to conditions on share ownership. Certain significant actions by the Company require the consent of one or more of the Holders. These actions include, but are not limited to, the issuance of equity securities of the Company representing more than 10% of the shares of New Common Stock issued pursuant to the Plan, the incurrence of indebtedness under the New ABL Credit Facility in excess of $275 million in the aggregate and other indebtedness in excess of $550 million in the aggregate, and the consummation of acquisitions greater than $100 million. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

Upon our emergence from bankruptcy, the composition of our Board of Directors changed significantly.
Pursuant to the Plan, the composition of our Board of Directors changed significantly. Upon emergence, the Board is made up of seven directors, of which five will not have previously served on the Board. We are party to a Stockholders Agreement with certain of our significant stockholders, pursuant to which, among other things, they have the ability to designate for nomination certain members of the Board. The new directors have different backgrounds, experiences and perspectives from those individuals who previously served on the Board and, thus, may have different views on the issues that will determine the future of the Company. There is no guarantee that the new Board will pursue, or will pursue in the same manner, our current strategic plans. As a result, the future strategy and plans of the Company may differ materially from those of the past.

We do not expect to pay dividends in the near future.
We do not anticipate that cash dividends or other distributions will be paid with respect to our common stock in the foreseeable future. In addition, restrictive covenants in certain debt instruments to which we are, or may be, a party, may limit our ability to pay dividends or for us to receive dividends from our operating companies, any of which may negatively impact the trading price of our common stock.

Certain provisions of our certificate of incorporation and our bylaws may make it difficult for stockholders to change the composition of our Board and may discourage, delay or prevent a merger or acquisition that some stockholders may consider beneficial.
Certain provisions of our Certificate of Incorporation (the “Charter”) and our Bylaws may have the effect of delaying or preventing changes in control if our Board determines that such changes in control are not in the best interests of the Company and our stockholders. The provisions in our Charter and Bylaws include, among other things, those that:

•	authorize our Board to issue preferred stock and to determine the price and other terms, including preferences and voting rights, of those shares without stockholder approval;
•establish advance notice procedures for nominating directors or presenting matters at stockholder meetings; and
•limit the persons who may call special meetings of stockholders.

While these provisions have the effect of encouraging persons seeking to acquire control of the Company to negotiate with our Board, they could enable the Board to hinder or frustrate a transaction that some, or a majority, of the stockholders may believe to be in their best interests and, in that case, may prevent or discourage attempts to remove and replace incumbent directors. These provisions may frustrate or prevent any attempts by our stockholders to replace or remove our current management by making it more difficult for stockholders to replace members of our Board, which is responsible for appointing the members of our management.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program
April 1, 2016 - April 30, 2016	592	$0.19	—	—
May 1, 2016 - May 31, 2016	987	0.06	—	—
June 1, 2016 - June 30, 2016	1,021	0.10	—	—
Total	2,600	$0.11	—	—

(a)
Reflects shares surrendered as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to the Seventy Seven Energy Inc. 2014 Incentive Plan and the Seventy Seven Energy Inc. Amended and Restated 2014 Incentive Plan.

Item 3.	Defaults Upon Senior Securities

As previously disclosed, the filing of the voluntary petitions seeking relief under Chapter 11 of the Bankruptcy Code constituted an event of default that accelerated the Company’s obligations under the following debt instruments:

•
6.50% Senior Notes due 2022 issued pursuant to that certain indenture, dated as of June 16, 2014, between the Company, as issuer, and Wells Fargo Bank, National Association, as trustee, in the aggregate principal amount of $450.0 million; and

•
6.625% Senior Notes due 2019 issued pursuant to that certain indenture, dated as of October 28, 2011, between Seventy Seven Operating LLC and Seventy Seven Finance, Inc., as issuers, and The Bank of New York Mellon Trust Company, N.A., as trustee, among others, in the aggregate principal amount of $650.0 million.

As previously disclosed, subject to certain specific exceptions under the Bankruptcy Code, the Chapter 11 filings automatically stayed most judicial or administrative actions against the Company and efforts by creditors to collect on or otherwise exercise rights or remedies with respect to pre-petition claims. On August 1, 2016, the obligation of the Company and its subsidiaries with respect to these notes were cancelled.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	July 20, 2016
3.1	Certificate of Conversion from Oklahoma corporation to Delaware	8-K	001-36354	3.1	July 28, 2016
3.2	Certificate of Formation of Delaware limited liability company	8-K	001-36354	3.2	July 28, 2016
3.3	Limited Liability Company Agreement of Seventy Seven Energy LLC (a Delaware limited liability company)	8-K	001-36354	3.3	July 28, 2016
3.4	Certificate of Conversion from Delaware limited liability company to Delaware corporation	8-K	001-36354	3.4	July 28, 2016
3.5	Certificate of Incorporation of Seventy Seven Energy, Inc.	8-K	001-36354	3.1	August 4, 2016
3.6	Bylaws of Seventy Seven Energy, Inc.	8-K	001-36354	3.2	August 4, 2016
10.1	Restructuring Support Agreement dated April 15,2016	8-K	001-36354	10.1	April 19, 2016
10.2	Amended and Restated Restructuring Support Agreement dated May 3, 2016	8-K	001-36354	10.1	May 4, 2016
10.3	$100,000,000 Senior Secured Asset-Based DIP and $100,000,000 Exit Revolving Loan Facility Commitment Letter Commitment Letter dated April 29, 2016	8-K	001-36354	10.2	May 4, 2016
10.4	Second Amended and Restated Restructuring Support Agreement dated May 12, 2016	8-K	001-36354	10.1	May 13, 2016
10.5	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	August 4, 2016
10.6	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	August 4, 2016
10.7	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	August 4, 2016
10.8	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	August 4, 2016
10.9	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	August 4, 2016
10.10	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	August 4, 2016
10.11	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	August 4, 2016
10.12	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	August 4, 2016
10.13	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	August 4, 2016
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
99.1	Solicitation and Disclosure Statement, including Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code.	8-K	001-36354	99.1	May 9, 2016
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

August 9, 2016	SEVENTY SEVEN ENERGY INC.
	By:	/s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

	By:	/s/ Cary Baetz
Cary Baetz
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	July 20, 2016
3.1	Certificate of Conversion from Oklahoma corporation to Delaware	8-K	001-36354	3.1	July 28, 2016
3.2	Certificate of Formation of Delaware limited liability company	8-K	001-36354	3.2	July 28, 2016
3.3	Limited Liability Company Agreement of Seventy Seven Energy LLC (a Delaware limited liability company)	8-K	001-36354	3.3	July 28, 2016
3.4	Certificate of Conversion from Delaware limited liability company to Delaware corporation	8-K	001-36354	3.4	July 28, 2016
3.5	Certificate of Incorporation of Seventy Seven Energy, Inc.	8-K	001-36354	3.1	August 4, 2016
3.6	Bylaws of Seventy Seven Energy, Inc.	8-K	001-36354	3.2	August 4, 2016
10.1	Restructuring Support Agreement dated April 15,2016	8-K	001-36354	10.1	April 19, 2016
10.2	Amended and Restated Restructuring Support Agreement dated May 3, 2016	8-K	001-36354	10.1	May 4, 2016
10.3	$100,000,000 Senior Secured Asset-Based DIP and $100,000,000 Exit Revolving Loan Facility Commitment Letter Commitment Letter dated April 29, 2016	8-K	001-36354	10.2	May 4, 2016
10.4	Second Amended and Restated Restructuring Support Agreement dated May 12, 2016	8-K	001-36354	10.1	May 13, 2016
10.5	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	August 4, 2016
10.6	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	August 4, 2016
10.7	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	August 4, 2016
10.8	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	August 4, 2016
10.9	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	August 4, 2016
10.10	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	August 4, 2016
10.11	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	August 4, 2016
10.12	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	August 4, 2016
10.13	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	August 4, 2016
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X

31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
99.1	Solicitation and Disclosure Statement, including Joint Prepackaged Plan of Reorganization under Chapter 11 of the Bankruptcy Code.	8-K	001-36354	99.1	May 9, 2016
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.