Form 10-Q
period 2016-09-30
Seventy Seven Energy Inc.
filed 2016-11-09
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                      TO

Commission File No. 000-55669

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

As of November 4, 2016, there were 22,280,349 shares of our $0.01 par value common stock outstanding.

PART I. FINANCIAL INFORMATION

Item 1.	Financial Statements
SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Balance Sheets (unaudited)
(in thousands, except share amounts)

	Successor	Predecessor
	As of September 30, 2016	As of December 31, 2015
Assets:
Current Assets:
Cash	$23,004	$130,648
Accounts receivable, net of allowance of $47 and $3,680 at September 30, 2016 and December 31, 2015, respectively	109,328	164,721
Inventory	11,303	18,553
Deferred income tax asset	—	1,499
Prepaid expenses and other	14,547	17,141
Total Current Assets	158,182	332,562
Property and Equipment:
Property and equipment, at cost	812,611	2,646,446
Less: accumulated depreciation	(29,566)	(1,116,026)
Property and equipment held for sale, net	8,418	—
Total Property and Equipment, Net	791,463	1,530,420
Other Assets:
Deferred financing costs	1,194	1,238
Other long-term assets	22,114	38,398
Total Other Assets	23,308	39,636
Total Assets	$972,953	$1,902,618
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$19,228	$53,767
Current portion of long-term debt	5,000	5,000
Other current liabilities	45,043	98,318
Total Current Liabilities	69,271	157,085
Long-Term Liabilities:
Deferred income tax liabilities	—	60,623
Long-term debt, excluding current maturities	423,347	1,564,592
Other long-term liabilities	1,875	1,478
Total Long-Term Liabilities	425,222	1,626,693
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Predecessor common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,397,831 shares at December 31, 2015	—	594
Predecessor paid-in capital	—	350,770
Successor preferred stock, $0.01 par value: authorized 10,000,000 shares; zero outstanding at September 30, 2016	—	—
Successor common stock, $0.01 par value: authorized 90,000,000 shares; issued and outstanding 22,280,349 shares at September 30, 2016	223	—
Successor paid-in capital	514,765	—
Accumulated deficit	(36,528)	(232,524)
Total Stockholders’ Equity	478,460	118,840
Total Liabilities and Stockholders’ Equity	$972,953	$1,902,618

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015
Revenues:
Revenues	$79,656	$40,438	$213,541
Operating Expenses:
Operating costs	63,628	33,835	160,889
Depreciation and amortization	31,208	22,902	68,854
General and administrative	16,601	4,688	26,709
(Gains) losses on sales of property and equipment, net	(798)	285	1,804
Impairments and other	—	22	1,566
Total Operating Expenses	110,639	61,732	259,822
Operating Loss	(30,983)	(21,294)	(46,281)
Other (Expense) Income:
Interest expense	(6,185)	(2,374)	(25,480)
Gains on early extinguishment of debt	—	—	4,975
Loss from equity investee	—	—	(230)
Other income	886	391	942
Reorganization items, net	(246)	(16,465)	—
Total Other Expense	(5,545)	(18,448)	(19,793)
Loss Before Income Taxes	(36,528)	(39,742)	(66,074)
Income Tax Benefit	—	(28,102)	(17,544)
Net Loss	$(36,528)	$(11,640)	$(48,530)

Loss Per Common Share (Note 8)
Basic	$(1.66)	$(0.21)	$(0.95)
Diluted	$(1.66)	$(0.21)	$(0.95)

Weighted Average Common Shares Outstanding (Note 8)
Basic	22,041	55,847	51,117
Diluted	22,041	55,847	51,117

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Statements of Operations (unaudited)
(in thousands, except per share data)

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
Revenues:
Revenues	$79,656	$333,919	$938,456
Operating Expenses:
Operating costs	63,628	237,014	731,627
Depreciation and amortization	31,208	162,425	226,779
General and administrative	16,601	66,667	95,436
Loss on sale of a business	—	—	34,989
(Gains) losses on sales of property and equipment, net	(798)	848	15,023
Impairments and other	—	6,116	16,720
Total Operating Expenses	110,639	473,070	1,120,574
Operating Loss	(30,983)	(139,151)	(182,118)
Other (Expense) Income:
Interest expense	(6,185)	(48,116)	(73,964)
Gains on early extinguishment of debt	—	—	18,061
Income from equity investee	—	—	877
Other income	886	2,318	1,889
Reorganization items, net (Note 4)	(246)	(29,892)	—
Total Other Expense	(5,545)	(75,690)	(53,137)
Loss Before Income Taxes	(36,528)	(214,841)	(235,255)
Income Tax Benefit	—	(59,131)	(74,455)
Net Loss	$(36,528)	$(155,710)	$(160,800)

Loss Per Common Share (Note 8)
Basic	$(1.66)	$(2.84)	$(3.24)
Diluted	$(1.66)	$(2.84)	$(3.24)

Weighted Average Common Shares Outstanding (Note 8)
Basic	22,041	54,832	49,627
Diluted	22,041	54,832	49,627

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Statement of Changes in Equity (Unaudited)

	Common Stock		Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
	(in thousands)
Balance at December 31, 2015 (Predecessor)	59,398	$594	$350,770	$(232,524)	$118,840
Net loss	—	—	—	(155,710)	(155,710)
Share-based compensation	(1,930)	(19)	36,889	—	36,870
Balance at July 31, 2016 (Predecessor)	57,468	$575	$387,659	$(388,234)	$—
Cancellation of Predecessor equity	(57,468)	(575)	(387,659)	388,234	—
Balance at August 1, 2016 (Predecessor)	—	$—	$—	$—	$—

Issuance of Successor common stock and warrants	22,000	220	510,010	—	510,230
Balance at August 1, 2016 (Successor)	22,000	$220	$510,010	$—	$510,230
Net loss	—	—	—	(36,528)	(36,528)
Share-based compensation	280	3	4,755	—	4,758
Balance at September 30, 2016 (Successor)	22,280	$223	$514,765	$(36,528)	$478,460

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Statements of Cash Flows (unaudited)
(in thousands)

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
Cash Flows from Operating Activities:
Net Loss	$(36,528)	$(155,710)	$(160,800)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and amortization	31,208	162,425	226,779
Accretion of discount on term loans	2,077	—	—
Accretion of discount on note receivable	(277)	—	—
Amortization of deferred financing costs	41	2,455	3,381
Gains on early extinguishment of debt	—	—	(18,061)
Loss on sale of a business	—	—	34,989
(Gains) losses on sales of property and equipment, net	(798)	848	15,023
Impairments and other	—	6,116	16,720
Income from equity investee	—	—	(877)
Non-cash reorganization items, net	—	9,185	—
Provision for doubtful accounts	47	1,406	1,930
Non-cash compensation	8,224	12,635	43,646
Deferred income tax benefit	—	(59,124)	(74,455)
Other	9	(10)	(810)
Changes in operating assets and liabilities	(11,755)	26,243	176,197
Net cash (used in) provided by operating activities	(7,752)	6,469	263,662
Cash Flows from Investing Activities:
Additions to property and equipment	(6,100)	(82,787)	(151,799)
Purchases of short-term investments	—	(6,242)	—
Proceeds from sales of assets	3,808	2,638	18,573
Proceeds from sale of a business	—	—	15,000
Proceeds from sales of short-term investments	—	6,236	—
Additions to investments	—	—	(112)
Other	14	29	3,434
Net cash used in investing activities	(2,278)	(80,126)	(114,904)
Cash Flows from Financing Activities:
Borrowings from revolving credit facility	—	—	160,100
Payments on revolving credit facility	—	—	(210,600)
Payments to extinguish senior notes	—	—	(31,305)
Proceeds from issuance of term loan, net of issuance costs	—	—	94,481
Payments on term loan	(1,250)	(17,500)	(3,500)
Deferred financing costs	—	(1,235)	(784)
Other	(3,466)	(506)	(1,822)
Net cash (used in) provided by financing activities	(4,716)	(19,241)	6,570
Net (decrease) increase in cash	(14,746)	(92,898)	155,328
Cash, beginning of period	37,750	130,648	891
Cash, end of period	$23,004	$37,750	$156,219

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Condensed Consolidated Statements of Cash Flows (unaudited) — (Continued)

Supplemental disclosures to the condensed consolidated financial statements of cash flows are presented below:

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
Supplemental Disclosure of Significant Non-Cash Investing and Financing Activities:
Increase (decrease) in other current liabilities related to purchases of property and equipment	$1,363	$(3,351)	$(9,459)
Note receivable received as consideration for sale of a business	$—	$—	$27,000
Supplemental Disclosure of Cash Payments:
Interest paid, net of amount capitalized	$2,620	$30,814	$69,181

The accompanying notes are an integral part of these condensed consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Risks and Uncertainties

Basis of Presentation

The accompanying condensed consolidated financial statements of Seventy Seven Energy Inc. (“SSE,” “Company,” “we,” “us,” “our” or “ours”) were prepared using accounting principles generally accepted in the United States (“GAAP”) for interim financial information. All material adjustments (consisting solely of normal recurring adjustments) which, in the opinion of management, are necessary for a fair statement of the results for the interim periods have been reflected. Certain footnote disclosures normally included in the financial statements prepared in accordance with GAAP have been appropriately condensed or omitted. Therefore, these interim condensed consolidated financial statements should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2015 contained in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the U.S. Securities and Exchange Commission (“SEC”) on February 17, 2016. As described below, however, such prior financial statements may not be comparable to our interim financial statements due to the adoption of fresh-start accounting.

On June 7, 2016 (the “Petition Date”), SSE and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of the United States Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), case number 16-11409. The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The subsidiary Debtors in these Chapter 11 cases were Seventy Seven Operating LLC (“SSO”), Seventy Seven Land Company LLC, Seventy Seven Finance Inc. (“SSF”), Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC, Nomac Drilling, L.L.C., SSE Leasing LLC, Keystone Rock & Excavation, L.L.C. and Great Plains Oilfield Rental, L.L.C., which represent all subsidiaries of SSE. On July 14, 2016, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Joint Pre-packaged Plan of Reorganization (as amended and supplemented, the “Plan”) of the Debtors. On August 1, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases.

Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s condensed consolidated financial statements on or after August 1, 2016 are not comparable with the financial statements prior to the Effective Date. See Note 3 for additional discussion.

Subsequent to the Petition Date, all expenses, gains and losses directly associated with the reorganization are reported as Reorganization items, net in the accompanying statements of operations.

References to “Successor” or “Successor Company” relate to SSE on and subsequent to August 1, 2016. References to “Predecessor” or “Predecessor Company” relate to SSE prior to August 1, 2016. References to “Current Successor Quarter” relate to the two months ended September 30, 2016 and “Current Predecessor Quarter” relate to the one month ended July 31, 2016. References to “Current Predecessor Period” relate to the seven months ended July 31, 2016, and “Prior Predecessor Quarter” and “Prior Predecessor Period” relate to the three and nine months ended September 30, 2015, respectively. All significant intercompany accounts and transactions within SSE have been eliminated.

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

The sustained decline in commodity prices since mid-2014 has dramatically reduced the level of onshore United States drilling and completions activity and, consequently, the demand for our services. The current downturn has begun to show signs of improvement, however, any long-term recovery continues to be uncertain and is dependent on a number of economic, geopolitical and monetary policy factors that are outside our control. Until there is a sustained recovery in commodity prices, we expect that reduced equipment utilization levels and pricing pressure across each of our operating segments will persist. If drilling and completions activity remains at depressed levels or worsens, it would likely have a material adverse impact on our business, financial condition, cash flows and results of operations.

2. Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events

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

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. The filings of the Bankruptcy Petitions constituted an event of default with respect to the 2019 Notes, the 2022 Notes, the Term Loan (see Note 11) and the Incremental Term Loan (see Note 11) (collectively, the “Outstanding Debt”) and constituted an event of default under our pre-petition revolving credit facility. Pursuant to Chapter 11, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtor’s property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Debt, creditors were generally stayed from taking action as a result of these defaults. These defaults were deemed waived or cured upon the Effective Date of the Plan. The Debtors also filed the Plan and a related solicitation and disclosure statement on June 7, 2016.

On July 14, 2016, the Bankruptcy Court entered the Confirmation Order. The Debtors satisfied the remaining conditions to effectiveness contemplated under the Plan and emerged from Chapter 11 on August 1, 2016.

The Plan contemplated that we continue our day-to-day operations substantially as previously conducted and that all of our commercial and operational contracts remained in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan included:

•	payment in full in the ordinary course of all trade creditors and other general unsecured creditors;

•	the exchange of the full $650.0 million of the 2019 Notes into 96.75% of new common stock issued in the reorganization (the “New Common Stock”);

•	the exchange of the full $450.0 million of the 2022 Notes for 3.25% of the New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values;

•	the issuance to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;

•
the maintenance of our $400.0 million existing secured Term Loan while the lenders holding Term Loans (i) received (a) payment of an amount equal to 2% of the Term Loans; and (b) as further security for the Term Loans, second-priority liens and security interests in the collateral securing the company’s New ABL Credit Facility (as defined herein), which collateral, together with the existing collateral securing the Term Loans and Tranche A Incremental Term Loans, is governed by an inter-creditor agreement among the applicable secured parties; and (ii) continued to hold Term Loans under the Term Loan Credit Agreement, as amended to reflect, among other modifications, the reduction of the maturity date of the Term Loans by one year and an affirmative covenant by the Company to use commercially reasonably efforts to maintain credit ratings for the Term Loans; and

•
the payment of a consent fee equal to 2% of the Incremental Term Loan plus $15.0 million of the outstanding Incremental Term Loan balance, together with the maintenance of the remaining $84.0 million balance of the Incremental Term Loan on identical terms other than the suspension of any prepayment premium for a period of 18 months.

The Plan effectuated, among other things, a substantial reduction in our debt, including $1.1 billion in the aggregate of the face amount of the 2019 Notes and 2022 Notes.

In accordance with the Plan, on the Effective Date, we issued an aggregate of 22,000,000 shares of New Common Stock to the holders of the 2019 and 2022 Notes.

In accordance with the Plan, on the Effective Date, we entered into a warrant agreement with Computershare Inc. and Computershare Trust Company, N.A., as the warrant agent, (the “Warrant Agreement”) and issued three series of warrants to holders of 2022 Notes and to our existing common stockholders as follows:

•
We issued Series A Warrants (“Series A Warrants”), which are exercisable until August 1, 2021, to purchase up to an aggregate of 3,882,353 shares of New Common Stock, at an exercise price of $23.82 per share, to holders of the 2022 Notes.

•
We issued Series B Warrants (“Series B Warrants”), which are exercisable until August 1, 2021, to purchase up to an aggregate of 2,875,817 shares of New Common Stock, at an exercise price of $69.08 per share, to our existing common stockholders.

•
We issued Series C Warrants (“Series C Warrants,” and, together with the Series A Warrants and Series B Warrants, the “Warrants”), which are exercisable until August 1, 2023, to purchase up to an aggregate of 3,195,352 shares of New Common Stock at an exercise price of $86.93 per share, to our existing common stockholders.

All unexercised Warrants will expire and the rights of the holders of such warrants (the “Warrant Holders”) to purchase shares of New Common Stock will terminate on the first to occur of (i) the close of business on their respective expiration dates or (ii) the date of completion of (A) any Affiliated Asset Sale (as defined in the Warrant Agreement), or (B) a Change of Control (as defined in the Warrant Agreement). Following the Effective Date, there are 3,882,353 Series A Warrants, 2,875,817 Series B Warrants and 3,195,352 Series C Warrants outstanding.
In accordance with the Plan, on September 20, 2016, the Company adopted the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”) (see Note 14).
Successor Issuer
Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Series B Warrants and Series C Warrants are deemed to be registered under Section 12(b) of the Exchange Act, and the Company is deemed to be the successor registrant to the Company in its state before the Effective Date. Such registration expired on September 6, 2016, and we filed a Registration Statement on Form 8-A to effect the registration of the Series B Warrants and Series C Warrants under Section 12(g) of the Exchange Act. As a result, the Company remains subject to the reporting requirements of the Exchange Act following the Effective Date.
Trading of New Common Stock
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

Registration Rights Agreement
On the Effective Date, by operation of the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain funds affiliated with and/or managed by each of Blue Mountain Capital Management, LLC, Axar Capital Management, LLC and Mudrick Capital Management, LLC (collectively, the “Registration Rights Holders”).
The Registration Rights Agreement provides certain demand registration rights to the Registration Rights Holders at any time following the six-month anniversary of the Effective Date. The Company will not be required to effect more than (i) four demand registrations delivered by each Registration Rights Holder or (ii) one demand registration delivered by any holder in any 180-day period.
If, following the six-month anniversary of the Effective date, the Company qualifies for the use of Form S-3, the Registration Rights Holders may require the Company, subject to restrictions set forth in the Registration Rights Agreement, to file a shelf registration statement on Form S-3 covering the resale of such holder’s registrable securities.
In addition, if the Company proposes to register shares of its New Common Stock in certain circumstances, the Registration Rights Holders will have certain “piggyback” registration rights, subject to restrictions set forth in the Registration Rights Agreement, to include their shares of New Common Stock in the registration statement.

Senior Secured Debtor-In-Possession Credit Agreement; New ABL Credit Facility

On June 8, 2016, in connection with the filings of the Bankruptcy Petitions, the Company, with certain of our subsidiaries as borrowers, entered into a senior secured debtor-in-possession credit facility (the “DIP Facility”) with total commitments of $100.0 million. See Note 11 for additional discussion related to the DIP Facility.

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
Conversion to Delaware Corporation
Effective July 22, 2016, in accordance with the Plan and with the laws of the State of Delaware and the State of Oklahoma, we converted our form of organization from an Oklahoma corporation (the “Oklahoma Predecessor Corporation”) to a Delaware limited liability company and, immediately thereafter, to a Delaware corporation (the “Delaware Successor Corporation”). As a result of the conversions, the equity holders of the Oklahoma Predecessor Corporation became the equity holders of the Delaware Successor Corporation. The name of the Company remains “Seventy Seven Energy Inc.”
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
3. Fresh-Start Accounting

In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh-start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (“ASC 852”), to its condensed consolidated financial statements. The Company qualified for fresh-start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company and (ii) the reorganization value of the Company's assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh-start accounting as of August 1, 2016, which was the date of emergence from Chapter 11. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. The cancellation of all existing common shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852 as the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of the Successor Company.

Reorganization value represents the fair value of the Successor Company’s assets before considering liabilities. Upon the application of fresh-start accounting, the Company allocated the reorganization value to its individual assets based on their estimated fair values.

Reorganization Value

In support of the Plan, the enterprise value of the Successor Company was estimated and approved by the Bankruptcy Court to be in the range of $700 million to $900 million. The Company used the high end of the Bankruptcy Court approved enterprise value of the Successor Company of $900 million as its estimated enterprise value.

The following table reconciles the enterprise value to the estimated fair value of Successor common stock as of the Effective Date (in thousands, except per share value):

Enterprise value	$900,000
Plus: Cash and cash equivalents	37,750
Less: Fair value of debt	(427,520)
Less: Fair value of warrants	(24,733)
Fair value of Successor common stock	$485,497
Shares outstanding at August 1, 2016	22,000
Per share value	$22.07

In connection with fresh-start accounting, the Company’s debt was recorded at fair value of $427.5 million as determined using a market approach. The difference between the $475.8 million face amount and the fair value recorded in fresh-start accounting is being amortized over the life of the debt. The fair value of the Company’s debt was estimated using Level 2 inputs.

The fair values of the Series A, Series B and Series C Warrants were estimated to be $4.62, $1.03 and $1.20, respectively. The fair value of the Warrants were estimated using a Black-Scholes pricing model with the following assumptions:

	Series A	Series B	Series C
Stock price	$16.27	$13.83	$12.45
Strike price	$23.82	$69.08	$86.93
Expected volatility	50%	50%	50%
Expected dividend rate	0%	0%	0%
Risk free interest rate	1.26%	1.26%	1.57%
Expiration date	5 years	5 years	7 years

The fair value of these warrants was estimated using Level 2 inputs.

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in thousands):

Enterprise value	$900,000
Plus: Cash and cash equivalents	37,750
Plus: Fair value of non-debt working capital liabilities	63,365
Plus: Fair value of non-debt long-term liabilities	1,933
Reorganization value of Successor assets	$1,003,048

In determining reorganization value, the Company estimated fair value for property and equipment using significant unobservable inputs (Level 3) based on market and income approaches. SSE commissioned third-party appraisal services to estimate the fair value of its revenue-generating fixed assets and considered current market conditions and management’s judgment to estimate the fair value of non-revenue-generating assets. Additionally, the Company utilized the discounted cash flow method on certain assets. SSE estimated future cash flows for the period August 1, 2016 to July 31, 2026 and discounted the estimated future cash flows to present value based on weighted average cost of capital.

Reorganization value and enterprise value were estimated using various projections and assumptions that are inherently subject to significant uncertainties that are beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.

Consolidated Balance Sheet

The adjustments set forth in the following consolidated balance sheet reflect the effect of the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”) as well as estimated fair value adjustments as a result of the adoption of fresh-start accounting (reflected in the column “Fresh-Start Adjustments”). The explanatory notes highlight methods used to determine estimated fair values or other amounts of assets and liabilities, as well as significant assumptions.

	July 31, 2016 Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		August 1, 2016 Successor Company
	(in thousands, except share amounts)
Assets:
Current Assets:
Cash and cash equivalents	$71,376	$(33,626)	(1)	$—		$37,750
Accounts receivable, net	94,024	—		—		94,024
Inventory	13,422	—		—		13,422
Deferred income tax asset	20,773	(20,773)	(2)	—		—
Prepaid expenses and other	15,309	—		—		15,309
Total Current Assets	214,904	(54,399)		—		160,505
Property and Equipment:
Property and equipment, at cost	2,681,896	—		(1,862,505)	(10)	819,391
Less: accumulated depreciation	(1,244,536)	—		1,244,536	(10)	—
Total Property and Equipment, Net	1,437,360	—		(617,969)		819,391
Other Assets:
Deferred financing costs	—	1,235	(3)	—		1,235
Other long-term assets	39,098	—		(17,181)	(11)	21,917
Total Other Assets	39,098	1,235		(17,181)		23,152
Total Assets	$1,691,362	$(53,164)		$(635,150)		$1,003,048
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$21,418	$—		$—		$21,418
Current portion of long-term debt	5,000	—		—		5,000
Other current liabilities	59,338	(17,391)	(4)	—		41,947
Total Current Liabilities	85,756	(17,391)		—		68,365
Long-Term Liabilities:
Deferred income tax liabilities	47,868	(46,638)	(2)	(1,230)	(12)	—
Long-term debt, excluding current maturities	475,852	(14,226)	(5)	(39,106)	(13)	422,520
Other long-term liabilities	1,933	—		—		1,933
Liabilities subject to compromise	1,135,493	(1,135,493)	(6)	—		—
Total Long-Term Liabilities	1,661,146	(1,196,357)		(40,336)		424,453
Commitments and Contingencies
Stockholders’ Equity:
Predecessor common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 57,467,915	575	(575)	(7)	—		—
Predecessor paid-in capital	387,659	(387,659)	(7)	—		—
Successor common stock, $0.01 par value: authorized 90,000,000 shares; issued and outstanding 22,000,000	—	220	(8)	—		220
Successor paid-in capital	—	510,010	(8)	—		510,010
Retained earnings (accumulated deficit)	(443,774)	1,038,588	(9)	(594,814)	(14)	—
Total Stockholders’ Equity (Deficit)	(55,540)	1,160,584		(594,814)		510,230
Total Liabilities and Stockholders’ Equity	$1,691,362	$(53,164)		$(635,150)		$1,003,048

Reorganization Adjustments

1.	Reflects the cash payments recorded as of the Effective Date from implementation of the Plan (in thousands):

Predecessor liabilities paid upon emergence	$17,391
Partial repayment of Incremental Term Loan	15,000
Debt issuance costs	1,235
Total	$33,626

2.	Reflects the tax adjustments and corresponding change in valuation allowance as a result of the Company’s emergence from Chapter 11 bankruptcy.

3.	Reflects the $1.2 million of debt issuance costs incurred related to the New ABL Credit Facility.

4.	Reflects $17.4 million paid in professional fees associated with the implementation of the Plan that were included in other current liabilities.

5.	Reflects the $15.0 million principal payment on the Incremental Term Loan and write-off of related deferred issuance costs of $0.8 million.

6.	Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

6.625% Senior Notes due 2019	$650,000
6.50% Senior Notes due 2022	450,000
Accrued interest	35,493
Liabilities subject to compromise of the Predecessor Company	1,135,493
Fair value of equity issued to holders of the senior notes of the Predecessor Company	(503,434)
Gain on settlement of liabilities subject to compromise	$632,059

7.	Reflects the cancellation of the Predecessor Company equity to retained earnings.

8.
Reflects the issuance of 22.0 million shares of common stock at a per share price of $22.07 to the holders of the Predecessor Company’s 2019 and 2022 Notes and 9.954 million warrants to purchase up to 35% of the Successor Company’s equity valued at $24.7 million with a weighted average per unit value of $2.48.

9.	Reflects the cumulative impact of the reorganization adjustments discussed above (in thousands):

Gain on settlement of liabilities subject to compromise	$632,059
Fair value of warrants issued to Predecessor stockholders	(6,797)
Cancellation of Predecessor Company equity	388,234
Tax impact of reorganization adjustments	25,865
Other reorganization adjustments	(773)
Net impact to retained earnings (accumulated deficit)	$1,038,588

The net gain on reorganization adjustments totaled $624.5 million and is included in reorganization items, net in the statement of operations. The cancellation of Predecessor Company equity was recorded as a direct reduction to retained earnings and had no impact to the statement of operations.

Fresh-Start Adjustments

10.	Reflects a $618.0 million reduction in the net book value of property and equipment to estimated fair value.

•
To estimate the fair value of drilling rigs and related equipment, hydraulic fracturing equipment and oilfield rental equipment, the Company commissioned a third-party appraisal service to value such assets using a market approach. This approach relies upon recent sales and offerings of similar assets.

•	To estimate the fair value of land and buildings and other property and equipment, the Company considered recent comparable sales as well as current market conditions and demand.

•	The fair value of these assets was estimated using significant unobservable inputs (Level 3) based on market and income approaches.

The following table summarizes the components of property and equipment, net of the Predecessor Company and Successor Company (in thousands):

	Successor	Predecessor
Drilling rigs and related equipment	$510,902	$1,019,792
Hydraulic fracturing equipment	127,438	157,236
Oilfield rental equipment	34,313	52,397
Land and buildings	118,759	170,110
Other	27,979	37,825
Total	$819,391	$1,437,360

For property and equipment owned at August 1, 2016, the depreciable lives were revised to reflect remaining estimated useful lives.

11.	An adjustment of $17.2 million was recorded to decrease other long-term assets to estimated fair value based on the following:

•
The Company recorded a $6.5 million adjustment to decrease the book value of the Note Receivable (as defined in Note 6) to fair value. Fair value of the Note Receivable was estimated using Level 2 inputs based on a market approach.

•	Based on management’s judgment and the current economics of the industry, the Company recorded additional adjustments totaling $10.7 million to decrease other long-term assets to fair value.

12.	Reflects the tax adjustments and corresponding change in valuation allowance as a result of the Company’s emergence from Chapter 11 bankruptcy proceedings.

13.
Represents a $39.1 million adjustment to record the Term Loan and Incremental Term Loan at fair value using Level 2 inputs, including the write-off of the remaining balance of deferred issuance costs totaling $9.1 million.

14.	Reflects the cumulative impact of fresh-start adjustments as discussed above (in thousands):

Property and equipment fair value adjustment	$(617,969)
Other long-term assets fair value adjustments	(17,181)
Long-term debt fair value adjustment	39,106
Net loss on fresh-start adjustments	(596,044)
Tax impact on fresh-start adjustments	1,230
Net impact to retained earnings (accumulated deficit)	$(594,814)

The $596.0 million net loss on fresh-start adjustments is included in reorganization items, net in the statement of operations.

4. Reorganization Items, Net

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan and are classified as Reorganization items, net in our condensed consolidated statement of operations. The following table summarizes reorganization items (in thousands):

	Successor	Predecessor
	Period from August 1, 2016 to September 30, 2016	Period from January 1, 2016 to July 31, 2016
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)
Net loss on fresh-start adjustments	—	596,044
Stock-based compensation acceleration expense	—	25,086
Professional fees	246	20,228
Write-off of debt issuance costs	—	13,318
Fair value of warrants issued to Predecessor stockholders	—	6,797
DIP credit agreement financing costs	—	478
Total	$246	$29,892

For the periods from August 1, 2016 to September 30, 2016 and January 1, 2016 to July 31, 2016, cash payments for reorganization items totaled $0.4 million and $18.6 million, respectively.

5. Significant Accounting Policies

Fresh-Start Accounting

As discussed in Note 3, the Company applied fresh-start accounting upon emergence from bankruptcy on August 1, 2016 which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical condensed consolidated balance sheet. The effects of the Plan and the application of fresh-start accounting were reflected in our condensed consolidated financial statements as of August 1, 2016 and the related adjustments thereto were recorded in our condensed consolidated statements of operations as reorganization items for the periods prior to August 1, 2016 (Predecessor Company).

As a result, our condensed consolidated balance sheets and condensed consolidated statement of operations subsequent to the Effective Date will not be comparable to our condensed consolidated balance sheets and statements of operations prior to the Effective Date. Our condensed consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented on or after August 1, 2016 and dates prior thereto. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and such differences may be material.

6. Sale of Hodges Trucking Company, L.L.C.

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

In connection with fresh-start accounting (see Note 3), the Note Receivable was recorded at fair value of $20.5 million using an income approach. The difference between the $27.0 million face amount and the fair value recorded in fresh-start accounting is being accreted over the remaining life of the Note Receivable.

We recognized interest income of $0.4 million, $0.2 million and $1.4 million during the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, related to the Note Receivable. We recognized interest income of $0.6 million and $0.7 million during the Prior Predecessor Quarter and Prior Predecessor Period, respectively, related to the Note Receivable.

We recognized a loss of $35.0 million on the sale of Hodges during the Prior Predecessor Period. Additionally, we recognized $2.1 million of stock-based compensation expense related to the vesting of restricted stock held by Hodges employees and $0.6 million of severance-related costs during the Prior Predecessor Period.

Hodges was included in our oilfield trucking segment. The sale of Hodges did not qualify as discontinued operations because the sale did not represent a strategic shift that had or will have a major effect on our operations or financial results.

7. Change in Accounting Estimate

We review the estimated useful lives of our property and equipment on an ongoing basis. Based on this review in the first quarter of 2015, we concluded that the estimated useful lives of certain drilling rig components and certain drilling rigs were shorter than the estimated useful lives used for depreciation in our consolidated financial statements. We reflected this useful life change as a change in estimate, effective January 1, 2015, which increased depreciation expense by $0.6 million and $13.7 million during the Prior Predecessor Quarter and Prior Predecessor Period, respectively. For the Prior Predecessor Quarter and Prior Predecessor Period, these changes increased our net loss by $0.4 million and $9.3 million, respectively, and increased our basic and diluted loss per share by $0.01 and $0.19, respectively.

8. Earnings Per Share

Upon emergence from bankruptcy on August 1, 2016, the Company’s then outstanding common stock was cancelled and the New Common Stock and Warrants were issued.

Basic earnings per share is computed using the weighted average number of shares of common stock outstanding and includes the effect of any participating securities as appropriate. Participating securities consist of unvested restricted stock issued to our employees and non-employee directors that provide nonforfeitable dividend rights and are required to be included in the computation of our basic earnings per share using the two-class method. The two-class method is an earnings allocation formula that determines earnings per share for common stock and participating securities according to dividends declared and participation rights in undistributed earnings. Diluted earnings per share is computed using the weighted average shares outstanding for basic earnings per share, plus the dilutive effect of stock options for the Predecessor periods and warrants for the Successor period. For the Predecessor periods, the dilutive effect of unvested restricted stock and stock options was determined using the treasury stock method, which assumes the amount of unrecognized compensation expense related to unvested share-based compensation awards is used to repurchase shares at the average market price for the period. For the Successor period, the dilutive effect of warrants is determined using the treasury stock method, which assumes that any proceeds obtained upon the exercise of the warrants would be used to purchase common stock at the average market price for the period.

	Successor	Predecessor		Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands, except per share data)
Basic earnings per share:
Allocation of earnings:
Net loss	$(36,528)	$(11,640)	$(48,530)	$(36,528)	$(155,710)	$(160,800)

Weighted average shares outstanding, basic	22,041	55,847	51,117	22,041	54,832	49,627

Basic loss per share	$(1.66)	$(0.21)	$(0.95)	$(1.66)	$(2.84)	$(3.24)

Diluted earnings per share:
Allocation of earnings:
Net loss	$(36,528)	$(11,640)	$(48,530)	$(36,528)	$(155,710)	$(160,800)

Weighted average shares outstanding, diluted(a)(b)(c)	22,041	55,847	51,117	22,041	54,832	49,627

Diluted loss per share	$(1.66)	$(0.21)	$(0.95)	$(1.66)	$(2.84)	$(3.24)

(a)	No incremental shares of potentially dilutive restricted stock awards or units were included for the periods presented as their effect was antidilutive under the treasury stock method.

(b)
The exercise price of stock options exceeded the average market price of our common stock during the Current Predecessor Quarter, the Current Predecessor Period, the Prior Predecessor Quarter and the Prior Predecessor Period. Therefore, the stock options were not dilutive.

(c)	The exercise price of warrants exceeded the average market price of our common stock during the Current Successor Quarter. Therefore, the warrants were not dilutive.

9. Property and Equipment Held for Sale

During the Current Successor Quarter, we identified certain drilling rigs to sell. We are required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time they meet the criteria for held-for-sale accounting. Estimated fair value was based on the expected sales price, less costs to sell. Included in property and equipment held for sale on our consolidated balance sheet was $8.4 million as of September 30, 2016. These assets are included in our drilling segment.

10. Asset Sales and Impairments and Other

Asset Sales

During the Current Successor Quarter and Current Predecessor Period, we sold assets, primarily consisting of real estate and ancillary equipment, for $5.7 million and $3.3 million, respectively. During the nine months ended September 30, 2015, we sold our water hauling assets for $6.5 million, which consisted of property and equipment that had a total carrying amount of $12.3 million, and other ancillary equipment for $12.1 million. We recorded net (gains) losses on sales of property and equipment of approximately ($0.8) million, $0.8 million and $15.0 million related to these asset sales during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively.

Impairments and Other

A summary of our impairments and other is as follows (in thousands):

	Successor	Predecessor		Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
Drilling rigs held for use	$—	$—	$—	$—	$305	$3,290
Drilling-related services equipment	—	—	—	—	2,900	8,687
Trucking and water disposal equipment	—	—	—	—	—	2,737
Other	—	22	1,566	—	2,911	2,006
Total impairments and other	$—	$22	$1,566	$—	$6,116	$16,720

We recognized $0.3 million and $3.3 million of impairment charges during the Current Predecessor Period and Prior Predecessor Period, respectively, for certain drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. Estimated fair value for these drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized $2.9 million and $8.7 million of impairment charges during the Current Predecessor Period and Prior Predecessor Period, respectively, for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. The estimated fair value for the drilling-related services equipment was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized $2.7 million of impairment charges during the Prior Predecessor Period for certain trucking and water disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair value for the trucking and fluid disposal equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

We recognized impairment charges of a nominal amount, $2.9 million, $1.6 million and $2.0 million during the Current Predecessor Quarter, Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period, respectively, related to certain other property and equipment that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. Estimated fair value for this property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

The assumptions used in our impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment.

11. Debt

As of September 30, 2016 and December 31, 2015, our long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	September 30, 2016	December 31, 2015
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	428,347	493,250
Total debt	428,347	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Less: Unamortized deferred financing costs	—	23,658
Total long-term debt	$423,347	$1,564,592

2019 Senior Notes

In October 2011, we issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019. The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the 2019 Notes. The Company did not make the payment of $21.5 million in accrued interest that was due on May 15, 2016. The amount of contractual interest on the 2019 Notes that was not recorded from June 7, 2016 through July 31, 2016 was $6.5 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2019 Notes were cancelled.

2022 Senior Notes

In June 2014, we issued $500.0 million in aggregate principal amount of 6.50% Senior Notes due 2022. The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the 2022 Notes. The Company did not make the payment of $14.6 million in accrued interest that was due on July 15, 2016. The amount of contractual interest on the 2022 Notes that was not recorded from June 7, 2016 through July 31, 2016 was $4.4 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2022 Notes were cancelled.

During the Prior Predecessor Quarter, we repurchased and cancelled $10.0 million in aggregate principal amount of the 2022 Notes for $4.9 million. We recognized gains on extinguishment of debt of $5.0 million, which included accelerated amortization of deferred financing costs of $0.1 million. During the Prior Predecessor Period, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

Term Loans

In June 2014, we entered into a $400.0 million seven-year term loan credit agreement (the “Term Loan”). Borrowings under the Term Loan bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month London Interbank Offered Rate (“LIBOR”) rate adjusted daily plus 1.00% or (ii) LIBOR, with a floor of 0.75%, plus, in each case, an applicable margin. The applicable margin for borrowings is 2.00% for Base Rate loans and 3.00% for LIBOR loans, depending on whether the Base Rate or LIBOR is used, provided that if and for so long as the leverage ratio is less than a certain level and the term loans have certain ratings from each of S&P and Moody’s, such margins will be reduced by 0.25%. As of September 30, 2016, the applicable rate for borrowing under the Term Loan was 3.75%. The Term Loan is repayable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Term Loan and will mature in full on June 25, 2020.

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

On May 13, 2015, we entered into an incremental term supplement to the Term Loan and borrowed $100.0 million in aggregate principal amount (the “Incremental Term Loan”), receiving net proceeds of $94.5 million. Borrowings under the Incremental Term Loan bear interest at our option at either (i) LIBOR, with a floor of 1.00% or (ii) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month LIBOR rate adjusted daily plus 1.00%, plus, in each case, an applicable margin. The applicable margin for borrowings is 9.00% for LIBOR loans and 8.00% for Base Rate loans, depending on whether the Base Rate or LIBOR is used. As of September 30, 2016, the applicable rate for borrowing under the Incremental Term Loan was 10%. The Incremental Term Loan is payable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Incremental Term Loan and will mature in full on June 25, 2021.

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

The filings of the Bankruptcy Petitions described in Note 2 constituted an event of default with respect to the Term Loan and the Incremental Term Loan. Upon the Effective Date of the Plan, such defaults were deemed cured or waived. As outlined in the Plan, we paid a consent fee equal to 2% of the Term Loan and Incremental Term Loan, paid $15.0 million of the Incremental Term Loan balance and the Incremental Term Loan prepayment premium was suspended for an 18-month period beginning on the Effective Date of the Plan.

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

Senior Secured Debtor-In-Possession Credit Agreement

On June 8, 2016, in connection with the filings of the Bankruptcy Petitions, the Company, with certain of our subsidiaries as borrowers, entered into a senior secured debtor-in-possession credit facility with total commitments of $100.0 million.

On the Effective Date, by operation of the Plan, the DIP Facility was amended and restated, and the outstanding obligations pursuant thereto were converted to obligations under the New ABL Credit Facility.

New ABL Credit Facility

On the Effective Date, by operation of the Plan, certain of our domestic subsidiaries as borrowers entered into a five-year senior secured revolving credit facility with total commitments of $100.0 million. The maximum amount that we may borrow under the New ABL Credit Facility is subject to the borrowing base, which is based on a percentage of eligible accounts receivable, subject to reserves and other adjustments.

All obligations under the New ABL Credit Facility are fully and unconditionally guaranteed jointly and severally by the Company and all of our other present and future direct and indirect material domestic subsidiaries. Borrowings under the New ABL Credit Facility are secured by liens on substantially all of our personal property, and bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the rate of interest publicly announced by Wells Fargo Bank, National Association, as its “prime rate,” subject to each increase or decrease in such prime rate effective as of the date such change occurs, (2) the federal funds effective rate plus 0.50% and (3) the one-month LIBOR Rate plus 1.00%, each of which is subject to an applicable margin, or (ii) LIBOR, plus, in each case, an applicable margin. The applicable margin ranges from 1.00% to 1.50% per annum for Base Rate loans and 2.00% to 2.50% per annum for LIBOR loans. The unused portion of the New ABL Credit Facility is subject to a commitment fee that varies from 0.375% to 0.50% per annum, according to average unused amounts. Interest on LIBOR loans is payable at the end of the selected interest period, but no less frequently than quarterly. Interest on Base Rate loans is payable monthly in arrears.

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

As of September 30, 2016, no borrowings were outstanding under the New ABL Credit Facility.

12. Other Current Liabilities

Other current liabilities as of September 30, 2016 and December 31, 2015 are detailed below (in thousands):

	Successor	Predecessor
	September 30, 2016	December 31, 2015
Payroll-related accruals	$14,100	$21,561
Accrued operating expenses	9,814	29,760
Self-insurance reserves	9,011	9,718
Income, property, sales, use and other taxes	4,347	8,336
Accrued capital expenditures	4,019	5,993
Interest	3,752	22,950
Total Other Current Liabilities	$45,043	$98,318

13. Commitments and Contingencies

Operating Leases

As of September 30, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement.

As of September 30, 2016, we were also party to various lease agreements for other property and equipment with varying terms.

Aggregate undiscounted minimum future lease payments under our operating leases at September 30, 2016 are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$1,006	$206	$1,212
2017	3,290	373	3,663
2018	2,165	240	2,405
2019	1,331	30	1,361
2020	490	—	490
Total	$8,282	$849	$9,131

Rent expense for real property, rail cars and other property and equipment was $1.0 million, $0.7 million and $4.1 million, for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, and $2.2 million and $6.2 million for the Prior Predecessor Quarter and Prior Predecessor Period, respectively. These expenses are included in operating costs in our condensed consolidated statements of operations.

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2016, we had $2.6 million of purchase commitments related to future capital expenditures that we expect to incur in the fourth quarter of 2016.

Litigation

While the filing of the Bankruptcy Petitions automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company received an order from the Bankruptcy Court allowing it to pay all general claims, including claims of litigation counterparties, in the ordinary course of business in accordance with applicable non-bankruptcy laws notwithstanding the commencement of the Chapter 11 cases. The Plan confirmed in the Chapter 11 cases provides for the treatment of claims against the Company's bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases.

On the Effective Date, by operation of the Plan, the Company, on its behalf and on behalf of its subsidiaries, entered into a Litigation Trust Agreement (the “Litigation Trust Agreement”) with Alan Carr (the “Trustee”), pursuant to which the Litigation Trust (the “Trust”) was established for the benefit of specified holders of allowed claims. Pursuant to the Plan and the Confirmation Order, the Company transferred specified claims and causes of action to the Trust with title to such claims and causes of action being free and clear of all liens, claims, encumbrances, and interests. In addition, pursuant to the Plan and Confirmation Order, the Company transferred $50,000 in cash to the Trust to pay the reasonable costs and expenses associated with the administration of the Trust. The Trustee may prosecute the transferred claims and causes of action and conduct such other action as described in and authorized by the Plan, make timely and appropriate distributions to the beneficiaries of the Trust, and otherwise carry out the provisions of the Litigation Trust Agreement. The Company is not a beneficiary of the Trust.

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

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation expense (credits) of $0.5 million, $0.3 million and $2.4 million for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, and ($0.6) million and $4.1 million for the Prior Predecessor Quarter and Prior Predecessor Period, respectively.

14. Stock-Based Compensation

2014 Incentive Plan

Upon the Company’s emergence from bankruptcy on August 1, 2016, as discussed in Note 2, the Company’s common stock was canceled and New Common Stock was issued. SSE’s existing stock-based compensation awards under the stock-based compensation program prior to emergence from bankruptcy (the “2014 Incentive Plan”) were also either vested or canceled upon the Company's emergence from bankruptcy. Accelerated vesting and cancellation of these stock-based compensation awards resulted in the recognition of expense, on the date of vesting or cancellation, to record any previously unamortized expense related to the awards. During the Current Predecessor Quarter, the Company recognized expense of $25.1 million as a result of the vestings and cancellations, which is included in reorganization items, net in the statement of operations.

The 2014 Incentive Plan consisted of restricted stock available to employees and stock options. The restricted stock awards and stock options were equity-classified awards. Included in operating costs and general and administrative expenses is stock-based compensation expense of $1.3 million, $12.3 million, $9.9 million and $32.4 million for the Current Predecessor Quarter, Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period, respectively, related the to 2014 Incentive Plan.

2016 Omnibus Incentive Plan

In accordance with the Plan, on September 20, 2016, the Company adopted the 2016 Omnibus Incentive Plan. Our stock-based compensation program currently consists of restricted stock units available to employees and directors, which are equity-classified awards. The aggregate number of shares of common stock reserved for issuance pursuant to the 2016 Omnibus Incentive Plan is 2,200,000.

The fair value of the restricted stock units is determined based on the fair market value of SSE common shares on the date of grant. This value is amortized over the vesting period. Included in operating costs and general and administrative expenses is stock-based compensation expense of $8.2 million for the Current Successor Quarter related to the 2016 Omnibus Incentive Plan.

A summary of the status of changes of unvested shares of restricted stock units under the 2016 Omnibus Incentive Plan is presented below:

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested shares as of September 20, 2016	—	$—
Granted	1,945	$17.31
Vested	(473)	$17.31
Forfeited	—	$—
Unvested shares as of September 30, 2016	1,472	$17.31

As of September 30, 2016, there was $25.5 million of total unrecognized compensation cost related to the unvested restricted stock units. The cost is expected to be recognized over a period of 36 months.

Performance Share Units

We also recognize compensation expense (benefit) related to performance share units (“PSUs”) granted by Chesapeake Energy Corporation (“CHK”) to our chief executive officer. Following the spin-off, compensation expense is recognized through the changes in fair value of the PSUs over the vesting period with a corresponding adjustment to equity and any related cash obligations are the responsibility of CHK. We recognized (credits) of ($0.4) million, ($0.1) million and ($1.3) million related to these PSUs for the Current Predecessor Period, Prior Predecessor Quarter and Prior Predecessor Period, respectively.

15. Income Taxes
Our effective tax rate was 0%, 71% and 28% for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, and 27% and 32% for the Prior Predecessor Quarter and Prior Predecessor Period, respectively. The decrease in the effective income tax rate for the Current Successor Quarter is primarily due to the tax benefit at expected rates being offset by a full valuation allowance. The increase in the effective income tax rate for the Current Predecessor Quarter was primarily the result of the tax effect of reorganization adjustments. Further, our effective tax rate can fluctuate as a result of state income taxes, permanent differences and changes in pre-tax income.

As of the bankruptcy emergence date of August 1, 2016, we are in a net deferred tax asset position and based on our anticipated operating results in subsequent quarters, we project being in a net deferred tax asset position at December 31, 2016. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, have recorded a full valuation allowance against our net deferred tax assets. In connection with the Company’s emergence from Chapter 11 and subsequent application of fresh-start accounting, we recorded a valuation allowance of $219.6 million in the Current

Predecessor Quarter. In the Current Successor Quarter we recorded a valuation allowance of $12.9 million, which reduced our income tax benefit to zero in the period.

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

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. There were no uncertain tax positions at September 30, 2016 and December 31, 2015.

As described in Note 2, elements of the Plan provided that our 2019 Notes and 2022 Notes were exchanged for New Common Stock. Absent an exception, a debtor recognizes cancellation of indebtedness income (“CODI”) upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $625.3 million, which will reduce the value of the Company’s net operating losses. The actual reduction in tax attributes does not occur until the first day of the Company’s tax year subsequent to the date of emergence, or January 1, 2017. The reduction of net operating losses is expected to be fully offset by a corresponding decrease in valuation allowance.

The IRC provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future taxable income in the event of a change in ownership. Emergence from Chapter 11 bankruptcy proceedings resulted in a change in ownership for purposes of the IRC. The amount of remaining net operating loss carryforward available after the reduction for CODI will be subject to an annual limitation under IRC Section 382 due to the change in ownership.

In November 2015, the FASB issued ASU No. 2015-17, "Income Taxes," which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We elected to adopt this change in accounting principle prospectively as of the bankruptcy emergence date of August 1, 2016, and therefore prior years are no longer comparable. The adoption of this standard had no immediate impact on our financial statements due to the full valuation allowance as of September 30, 2016.

16. Equity Method Investment

Effective June 6, 2016, we assigned our 49% ownership of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”) back to the majority owners. We use the equity method of accounting to account for our investment in Maalt, which had a zero value as of June 6, 2016. We recorded equity method adjustments to our investment of ($0.2) million and $0.9 million for our share of Maalt’s income (loss) for the Prior Predecessor Quarter and Prior Predecessor Period, respectively.

We reviewed our equity method investment for impairment whenever certain impairment indicators existed, including the absence of an ability to recover the carrying amount of the investment or inability of the investee to sustain an earnings capacity which would justify the carrying amount of the investment. A loss in value of an investment which is other than a temporary decline should be recognized. We estimated that the fair value of our investment in Maalt was approximately zero as of December 31, 2015, which was below the carrying value of the investment and resulted in a non-cash impairment charge of $8.8 million during the year ended December 31, 2015. Estimated fair value for our investment in Maalt was determined using significant unobservable inputs (Level 3) based on an income approach.

17. Fair Value Measurements

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

Fair Value on Non-Recurring Basis

Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which consist primarily of long-lived asset impairments based on Level 3 inputs. See Note 10 for additional discussion.

Fair Value of Other Financial Instruments

The fair values of the Note Receivable and our debt are the estimated amounts that a market participant would pay to purchase the Note Receivable or our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on quoted market prices or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available. Estimated fair values are determined by using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

	Successor		Predecessor
	September 30, 2016		December 31, 2015
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)

Financial assets:
Note Receivable	$20,827	$20,723	$27,000	$17,842

Financial liabilities:
6.625% Senior Notes due 2019	$—	$—	$642,713	$221,975
6.5% Senior Notes due 2022	$—	$—	$444,701	$71,865
Term Loans	$428,347	$426,142	$482,178	$371,080
Less: Current portion of long-term debt	$5,000		$5,000
Total long-term debt	$423,347		$1,564,592

18. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of trade receivables. Accounts receivable from CHK and its affiliates were $68.2 million and $109.6 million as of September 30, 2016 and December 31, 2015, representing 62% and 65%, respectively, of our total accounts receivable.

Revenues from CHK and its affiliates were $42.1 million, $22.3 million and $217.6 million for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, or 53%, 55% and 65%, respectively, of our total revenues. Revenues from CHK and its affiliates were $136.0 million and $656.5 million for the Prior Predecessor Quarter and Prior Predecessor Period, or 64% and 70%, respectively, of our total revenues. We believe that the loss of this customer would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion.

Included in total revenues are amounts related to idle-but-contracted (“IBC”) payments of $16.5 million, $9.2 million and $80.7 million for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, and $22.6 million and $49.6 million for the Prior Predecessor Quarter and Prior Predecessor Period, respectively. The Company has continued to diversify its customer base as, excluding IBC revenues, non-CHK revenue as a percentage of total revenue was 58%, 55% and 42% for the Current Successor Quarter, Current Predecessor Quarter and Current Predecessor Period, respectively, compared to 38% and 31% for the Prior Predecessor Quarter and Prior Predecessor Period, respectively. See Note 19 for further discussion of agreements entered into with CHK as part of the spin-off, including a services agreement and rig-specific daywork drilling contracts.

19. Transactions with CHK

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

On June 25, 2014, we entered into a transition services agreement with CHK under which CHK provides or makes available to us various administrative services and assets for specified periods beginning on the distribution date. In consideration for such services, we pay CHK fees, a portion of which is a flat fee, generally in amounts intended to allow CHK to recover all of its direct and indirect costs incurred in providing those services. These charges from CHK were $8.3 million for the Prior Predecessor Period. This agreement was terminated during the second quarter of 2015.

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

20. Segment Information

As of September 30, 2016, our revenues, income (loss) before income taxes and identifiable assets are primarily attributable to three reportable segments. During the three months ended June 30, 2015, we sold the remaining business and assets included in the oilfield trucking segment. Our former oilfield trucking segment’s historical results for periods prior to the sales continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

Each of these segments represents a distinct type of business. These segments have separate management teams which report to our chief operating decision maker. The results of operations in these segments are regularly reviewed by the chief operating decision maker for purposes of determining resource allocation and assessing performance. Management evaluates the performance of our segments based upon adjusted earnings before interest, taxes and depreciation and amortization.

Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. For comparability purposes, this change has been reflected through retroactive revision of three and nine months ended September 30, 2015 segment information.

The following is a description of our segments and other operations:

Drilling. Our drilling segment provides land-based drilling services. As of September 30, 2016, we owned a fleet of 90 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides land-based hydraulic fracturing and other well stimulation services. As of September 30, 2016, we owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower.

Oilfield Rentals. Our oilfield rentals segment provides premium rental tools for land-based drilling, completion and workover activities.

Former Oilfield Trucking. Our oilfield trucking segment historically provided drilling rig relocation and logistics services as well as fluid handling services. During the three months ended June 30, 2015, we sold Hodges and sold our water hauling assets. As part of the spin-off, we sold our crude hauling assets to a third party. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment, although we do have ongoing liabilities, primarily related to insurance claims, whose income statement impact is charged to general and administrative expense. Our former oilfield trucking segment’s historical results for periods prior to the sale continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

Other Operations. Our other operations consists primarily of our corporate functions, including our Term Loans and New ABL Credit Facility for the Successor period and 2019 Notes, 2022 Notes, Term Loans and ABL Credit Facility for the Predecessor periods.

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
Successor
For the Two Months Ended September 30, 2016
Revenues	$42,999	$30,540	$6,173	$521	$(577)	$79,656
Intersegment revenues	(30)	—	(26)	(521)	577	—
Total revenues	$42,969	$30,540	$6,147	$—	$—	$79,656
Depreciation and amortization	11,710	14,002	3,966	1,530	—	31,208
(Gains) losses on sales of property and equipment, net	(77)	40	(750)	(11)	—	(798)
Interest expense	—	—	—	(6,185)	—	(6,185)
Other income	56	3	81	746	—	886
Reorganization items, net	—	—	—	(246)	—	(246)
Income (Loss) Before Income Taxes	$12,477	$(22,580)	$(2,704)	$(23,721)	$—	$(36,528)

As of September 30, 2016:
Total Assets	$568,959	$171,964	$43,361	$188,669	$—	$972,953

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
Predecessor
For The One Month Ended July 31, 2016
Revenues	$20,085	$17,502	$2,861	$—	$692	$(702)	$40,438
Intersegment revenues	—	—	(10)	—	(692)	702	—
Total revenues	$20,085	$17,502	$2,851	$—	$—	$—	$40,438
Depreciation and amortization	11,999	7,399	2,425	—	1,079	—	22,902
Losses on sales of property and equipment, net	243	19	9	—	14	—	285
Impairments and other	—	—	—	—	22	—	22
Interest expense	—	—	—	—	(2,374)	—	(2,374)
Other income	58	9	2	—	322	—	391
Reorganization items, net	(514,627)	(45,046)	(18,966)	—	562,174	—	(16,465)
(Loss) Income Before Income Taxes	$(514,216)	$(58,609)	$(21,242)	$—	$554,325	$—	$(39,742)

For The Three Months Ended September 30, 2015:
Revenues	$80,782	$118,137	$15,122	$—	$2,112	$(2,612)	$213,541
Intersegment revenues	(434)	—	(75)	—	(2,103)	2,612	—
Total revenues	$80,348	$118,137	$15,047	$—	$9	$—	$213,541
Depreciation and amortization	38,197	17,833	8,912	—	3,912	—	68,854
Losses (gains) on sales of property and equipment, net	1,952	172	(329)	—	9	—	1,804
Impairments and other	—	—	—	—	1,566	—	1,566
Interest expense	—	—	—	—	(25,480)	—	(25,480)
Gains on early extinguishment of debt	—	—	—	—	4,975	—	4,975
Loss from equity investee	—	(230)	—	—	—	—	(230)
Other income	402	102	27	—	411	—	942
Loss Before Income Taxes (as Previously Reported)	$(8,703)	$(10,855)	$(10,028)	$—	$(36,488)	$—	$(66,074)
Corporate overhead allocation	7,725	6,789	2,379	—	(16,893)	—	—
Loss Before Income Taxes (as Adjusted)	$(978)	$(4,066)	$(7,649)	$—	$(53,381)	$—	(66,074)

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(In thousands)
Predecessor
For The Seven Months Ended July 31, 2016
Revenues	$154,813	$160,723	$18,597	$—	$4,842	$(5,056)	$333,919
Intersegment revenues	(19)	—	(195)	—	(4,842)	5,056	—
Total revenues	$154,794	$160,723	$18,402	$—	$—	$—	$333,919
Depreciation and amortization	87,160	49,124	18,773	—	7,368	—	162,425
Losses (gains) on sales of property and equipment	1,211	66	(425)	—	(4)	—	848
Impairments and other	3,205	—	287	—	2,624	—	6,116
Interest expense	—	—	—	—	(48,116)	—	(48,116)
Other income	362	349	3	—	1,604	—	2,318
Reorganization items, net	(514,627)	(45,046)	(18,966)	—	548,747	—	(29,892)
Income (Loss) Before Income Taxes	$(509,157)	$(91,966)	$(39,638)	$—	$425,920	$—	$(214,841)

For The Nine Months Ended September 30, 2015
Revenues	$347,311	$483,565	$65,808	$45,512	$6,285	$(10,025)	$938,456
Intersegment revenues	(465)	—	(511)	(2,773)	(6,276)	10,025	—
Total revenues	$346,846	$483,565	$65,297	$42,739	$9	$—	$938,456
Depreciation and amortization	125,936	51,915	31,659	8,787	8,482	—	226,779
Loss on sale of a business	—	—	—	—	34,989	—	34,989
Losses (gains) on sales of property and equipment	9,903	171	(777)	5,728	(2)	—	15,023
Impairments and other	12,417	—	—	2,737	1,566	—	16,720
Interest expense	—	—	—	—	(73,964)	—	(73,964)
Gains on early extinguishment of debt	—	—	—	—	18,061	—	18,061
Income from equity investee	—	877	—	—	—	—	877
Other income	395	1,099	33	16	346	—	1,889
Loss Before Income Taxes (as Previously Reported)	$(22,984)	$(2,893)	$(30,008)	$(38,420)	$(140,950)	$—	$(235,255)
Corporate overhead allocation	24,246	19,551	6,483	4,182	(54,462)	—	—
Income (Loss) Before Income Taxes (as Adjusted)	$1,262	$16,658	$(23,525)	$(34,238)	$(195,412)	$—	$(235,255)

As of December 31, 2015:
Total Assets	$1,144,144	$291,584	$92,588	$—	$374,302	$—	$1,902,618

21. Condensed Consolidating Financial Information

In October 2011, we issued the 2019 Notes with an aggregate principal amount of $650.0 million (see Note 11). On the Effective Date, by operation of the Plan, all outstanding obligations under the 2019 Notes were cancelled (see Note 2). Pursuant to the Indenture governing the 2019 Notes, such notes were fully and unconditionally and jointly and severally guaranteed by SSO’s parent, SSE, and all of SSO’s subsidiaries, other than SSF, which was a co-issuer of the 2019 Notes, and certain immaterial subsidiaries. Each of the subsidiary guarantors was 100% owned by SSO and there were no material subsidiaries of SSO other than the subsidiary guarantors. SSF and Western Wisconsin Sand Company, LLC were minor non-guarantor subsidiaries whose condensed consolidating financial information is included with the subsidiary guarantors. SSE and SSO had independent assets and operations. There were no significant restrictions on the ability of SSO or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan.

Set forth below are condensed consolidating financial statements for SSE (“Parent”) and SSO (“Subsidiary Issuer”) on a stand-alone, unconsolidated basis, and their combined guarantor subsidiaries as of December 31, 2015 and for the three and nine months ended September 30, 2015. The financial information may not necessarily be indicative of results of operations, cash flows or financial position had the subsidiaries operated as independent entities.

SEVENTY SEVEN ENERGY INC.
Condensed Consolidating Balance Sheet
	Predecessor
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

SEVENTY SEVEN ENERGY INC.
Condensed Consolidating Statement of Operations
	Predecessor
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

SEVENTY SEVEN ENERGY INC.
Condensed Consolidating Statement of Operations
	Predecessor
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

SEVENTY SEVEN ENERGY INC.
Condensed Consolidating Statements of Cash Flows
	Predecessor
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

22. Recently Issued Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends eight specific cash flow issues with the objective of reducing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance will have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; the FASB also provided for early adoption for annual reporting periods beginning after December 15, 2016. We are currently evaluating what impact this standard, including related ASU Nos. 2016-08, 2016-10, and 2016-12, will have on our consolidated financial statements.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the two months ended September 30, 2016 (“Current Successor Quarter”), the one month ended July 31, 2016 (“Current Predecessor Quarter”), the seven months ended July 31, 2016 (“Current Predecessor Period”), the three and nine months ended September 30, 2015 (“Prior Predecessor Quarter” and “Prior Predecessor Period”) and the three months ended June 30, 2016 (“Previous Predecessor Quarter”) and should be read in conjunction with our condensed consolidated financial statements and related notes appearing elsewhere in this quarterly report on Form 10-Q and with our Annual Report on Form 10-K for the year ended December 31, 2015.

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

Since we commenced operations in 2001, we have actively grown our business and modernized our asset base. As of September 30, 2016, our marketed rig fleet of 90 all-electric rigs consisted of 39 Tier 1 rigs (including 28 proprietary PeakeRigs™) and 51 Tier 2 rigs. In addition, we had one rig under refurbishment, which we expect to deliver in the fourth quarter of 2016. As of September 30, 2016, we also owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower and a diversified oilfield rentals business. For additional information regarding our business and strategies, please read “Business” in Item 1 of our Annual Report on Form 10-K.

Cyclical Nature of Industry

We operate in a highly cyclical industry. The main factor influencing demand for oilfield services is the level of drilling and completions activity by E&P companies, which in turn depends largely on current and anticipated future crude oil and natural gas prices and production depletion rates. Demand for oil and natural gas is cyclical and is subject to large and rapid fluctuations. When oil and natural gas prices increase, producers increase their capital expenditures, which generally results in greater revenues and profits for oilfield service companies. The increased capital expenditures also ultimately result in greater production, which historically has resulted in increased oil and gas supplies and reduced prices that, in turn, tend to reduce demand for oilfield services. For these reasons, our results of operations may fluctuate from quarter-to-quarter and from year-to-year. For instance, the price of crude oil has fallen significantly from its peak in mid-year 2014, as a result of robust non-OPEC supply growth led by unconventional production in the United States, weakening demand in emerging markets and OPEC’s decision to raise and maintain a higher production ceiling until recently, partly in an effort to protect its market share and drive higher cost producers out of the marketplace.

The sustained decline in commodity prices since mid-2014 has dramatically reduced the level of onshore United States drilling and completions activity and, consequently, the demand for our services. The current downturn has begun to show signs of improvement, however, any long-term recovery continues to be uncertain and is dependent on a number of economic, geopolitical and monetary policy factors that are outside our control. Until there is a sustained recovery in commodity prices, we expect that reduced equipment utilization levels and pricing pressure across each of our operating segments will persist. If drilling and completions activity remains at depressed levels or worsens, it could have a continued material adverse impact on our business, financial condition, cash flows and results of operations.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events

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

Upon our emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with the provisions of FASB ASC 852, “Reorganizations” which resulted in us becoming a new entity for financial reporting purposes. References to Successor relate to us on and subsequent to the Effective Date and references to Predecessor refer to us prior to the Effective

Date. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical condensed consolidated balance sheet. The effects of the Plan and the application of fresh-start accounting are reflected in our condensed consolidated financial statements as of July 31, 2016 and the related adjustments thereto are recorded in our condensed consolidated statements of operations as reorganization items for the period ended July 31, 2016 (Predecessor Company).

As a result, our condensed consolidated balance sheets and condensed consolidated statement of operations subsequent to the Effective Date will not be comparable to our condensed consolidated balance sheets and statements of operations prior to the Effective Date. Our condensed consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented after July 31, 2016 and dates prior thereto. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and such differences may be material. For additional information about our application of fresh-start accounting, see Note 3 of the Consolidated Financial Statements.

Backlog

We maintain a backlog of contract revenues under our contracts for the provision of drilling and hydraulic fracturing services. Our drilling and hydraulic fracturing backlogs as of September 30, 2016 were approximately $206.1 million and $67.4 million, respectively. We calculate our drilling backlog by multiplying the day rate under our contracts by the number of days remaining under the contract. We calculate our hydraulic fracturing backlog by multiplying the (i) rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, many of our drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. We calculate our contract drilling early termination value assuming each rig remains stacked for the remainder of the term of the terminated contract. As a result of the foregoing, revenues could differ materially from the backlog and early termination amounts presented.

Following are details of our drilling and hydraulic fracturing backlogs as of September 30, 2016 (in millions):

Drilling Backlog	2016	2017	Thereafter
Rig-years	11.3	23.6	3.5
Revenues	$60.2	$124.0	$21.9
Early termination value	$47.6	$88.8	$11.8

Hydraulic Fracturing Backlog	2016	2017	Thereafter
Revenues	$22.5	$44.9	$—

As of September 30, 2016, our hydraulic fracturing backlog had an average duration of 9 months.

How We Evaluate Our Operations

Our management team uses a variety of tools to monitor and manage our operations in the following six areas: (a) segment gross margin, (b) equipment maintenance performance, (c) customer satisfaction, (d) asset utilization, (e) safety performance and (f) Adjusted EBITDA.

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

The tables below shows our Net (Loss) Income and Adjusted EBITDA for the two months ended September 30, 2016, one and seven months ended July 31, 2016, three and nine months ended September 30, 2015 and three months ended June 30, 2016. Please see “Non-GAAP Financial Measure” below for a reconciliation of Adjusted EBITDA to the GAAP financial measures of, on a consolidated basis, net loss and cash provided by operating activities, and for each of our operating segments, net income or loss.

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
				(In thousands)
Net (Loss) Income:
Consolidated	$(36,528)	$(11,640)	$(48,530)	$(84,505)	$(36,528)	$(155,710)	$(160,800)
Drilling	$12,477	$(149,123)	$(6,392)	$(651)	$12,477	$(366,593)	$(15,710)
Hydraulic Fracturing	$(22,580)	$(16,997)	$(7,973)	$(15,388)	$(22,580)	$(66,216)	$(1,977)
Oilfield Rentals	$(2,704)	$(6,160)	$(7,365)	$(6,764)	$(2,704)	$(28,539)	$(20,511)

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
				(In thousands)
Adjusted EBITDA:
Consolidated	$8,468	$3,034	$41,059	$31,547	$8,468	$72,451	$178,723
Drilling(a)	$24,563	$12,908	$41,636	$40,622	$24,563	$99,558	$160,508
Hydraulic Fracturing(b)	$(7,959)	$(6,057)	$15,018	$2,776	$(7,959)	$3,221	$72,246
Oilfield Rentals(c)	$614	$198	$1,522	$70	$614	$(1,482)	$9,318

(a)
During the three and nine months ended September 30, 2015, general and administrative expenses were allocated to the Drilling segment in the amount of $7.7 million and $24.2 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Drilling segment. No allocations were made in the Current Successor Quarter, Current Predecessor Quarter, Current Predecessor Period and Previous Predecessor Quarter. The allocations for the Prior Predecessor Quarter and Prior Predecessor Period have been retroactively revised in the table above. See Note 20 to our Condensed Consolidated Financial Statements.

(b)
During the three and nine months ended September 30, 2015, general and administrative expenses were allocated to the Hydraulic Fracturing segment in the amount of $6.8 million and $19.6 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Hydraulic Fracturing segment. No allocations were made in the Current Successor Quarter, Current Predecessor Quarter, Current Predecessor Period and Previous Predecessor Quarter. The allocations for the Prior Predecessor Quarter and Prior Predecessor Period have been retroactively revised in the table above. See Note 20 to our Condensed Consolidated Financial Statements.

(c)
During the three and nine months ended September 30, 2015, general and administrative expenses were allocated to the Oilfield Rentals segment in the amount of $2.4 million and $6.5 million, respectively, for corporate functions provided by the Other Operations segment on behalf of the Oilfield Rentals segment. No allocations were made in the Current Successor Quarter, Current Predecessor Quarter, Current Predecessor Period and Previous Predecessor Quarter. The allocations for the Prior Predecessor Quarter and Prior Predecessor Period have been retroactively revised in the table above. See Note 20 to our Condensed Consolidated Financial Statements.

Non-GAAP Financial Measure

“Adjusted EBITDA” is a non-GAAP financial measure. Adjusted EBITDA, as used and defined by us, may not be comparable to similarly titled measures employed by other companies and is not a measure of performance calculated in accordance with GAAP.

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

•	is a liquidity measure that is used by rating agencies, lenders and other parties to evaluate our creditworthiness; and

•	is used by our management for various purposes, including as a measure of performance for our operating entities and as a basis for strategic planning and forecasting.

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

Consolidated

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
Net Loss	$(36,528)	$(11,640)	$(48,530)	$(84,505)	$(36,528)	$(155,710)	$(160,800)
Add:
Interest expense	6,185	2,374	25,480	20,464	6,185	48,116	73,964
Gains on extinguishment of debt		—	(4,975)	—		—	(18,061)
Income tax benefit	—	(28,102)	(17,544)	(22,956)	—	(59,131)	(74,455)
Depreciation and amortization	31,208	22,902	68,854	69,877	31,208	162,425	226,779
Losses (gains) on sale of a business and exit costs	177	126	1,355	(138)	177	135	36,344
(Gains) losses on sales of property and equipment, net	(798)	285	1,804	1,014	(798)	848	15,023
Impairments and other	—	22	1,566	5,789	—	6,116	16,720
Non-cash compensation	8,224	1,295	12,160	5,229	8,224	12,637	43,646
Severance-related costs	306	17	1,517	287	306	643	6,023
Restructuring charges	138	(502)	—	23,673	138	27,918	—
Reorganization items, net	246	16,465	—	13,427	246	29,892	—
Interest income	(690)	(208)	(628)	(614)	(690)	(1,438)	(736)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	—	—	—	—	—	(9,745)
Water hauling Adjusted EBITDA	—	—	—	—	—	—	(4,531)
Adjusted EBITDA	$8,468	$3,034	$41,059	$31,547	$8,468	$72,451	$178,723

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
Cash (used in) provided by operating activities	$(7,752)	$(20,553)	$103,985	$23,147	$(7,752)	$6,469	$263,662
Add:
Changes in operating assets and liabilities	11,755	2,123	(89,828)	(34,539)	11,755	(26,243)	(176,197)
Interest expense	6,185	2,374	25,480	20,464	6,185	48,116	73,964
Amortization of deferred financing costs	(41)	(168)	(1,246)	(1,046)	(41)	(2,455)	(3,381)
Accretion of discount on Term Loans	(2,077)	—	—	—	(2,077)	—	—
Accretion of discount on Note Receivable	277	—	—	—	277	—	—
(Loss) income from equity investees	—	—	(230)	—	—	—	877
Provision for doubtful accounts	(47)	—	654	(564)	(47)	(1,406)	(1,930)
Current tax benefit	—	—	—	—	—	(8)	—
Exit costs of Former Oilfield Trucking	177	126	1,355	(138)	177	135	1,355
Severance-related costs	306	17	1,517	287	306	643	6,023
Restructuring charges	138	(502)	—	23,673	138	27,918	—
Cash reorganization items, net	246	19,825	—	883	246	20,710	—
Interest income	(690)	(208)	(628)	(614)	(690)	(1,438)	(736)
Other	(9)	—	—	(6)	(9)	10	810
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	—	—	—	—	—	(9,745)
Water hauling Adjusted EBITDA	—	—	—	—	—	—	(4,531)
Adjusted EBITDA	$8,468	$3,034	$41,059	$31,547	$8,468	$72,451	$178,723

Drilling

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
Net income (loss)	$12,477	$(149,123)	$(6,392)	$(651)	$12,477	$(366,593)	$(15,710)
Add:
Income tax benefit expense	—	(365,093)	(2,311)	(177)	—	(142,564)	(7,274)
Depreciation and amortization	11,710	11,999	38,197	36,857	11,710	87,160	125,936
(Gains) losses on sales of property and equipment, net	(77)	243	1,952	728	(77)	1,211	9,903
Impairments and other	—	—	—	2,900	—	3,205	12,417
Non-cash compensation	374	197	2,273	791	374	1,973	9,942
Severance-related costs	—	17	192	54	—	259	1,048
Corporate overhead allocation(a)	—	—	7,725	—	—	—	24,246
Restructuring charges	79	41	—	120	79	280	—
Reorganization items, net	—	514,627	—	—	—	514,627	—
Adjusted EBITDA	$24,563	$12,908	$41,636	$40,622	$24,563	$99,558	$160,508

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. For comparability purposes, this change has been reflected through retroactive revision of the prior period segment information.

Hydraulic Fracturing

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended Jun 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
Net loss	$(22,580)	$(16,997)	$(7,973)	$(15,388)	$(22,580)	$(66,216)	$(1,977)
Add:
Income tax benefit	—	(41,612)	(2,882)	(4,180)	—	(25,750)	(916)
Depreciation and amortization	14,002	7,399	17,833	21,983	14,002	49,124	51,915
Losses on sales of property and equipment, net	40	19	172	2	40	66	171
Non-cash compensation	223	62	952	227	223	718	3,234
Severance-related costs	306	—	127	55	306	55	268
Corporate overhead allocation(a)	—	—	6,789	—	—	—	19,551
Restructuring charges	50	26	—	77	50	178	—
Reorganization items, net	—	45,046	—	—	—	45,046	—
Adjusted EBITDA	$(7,959)	$(6,057)	$15,018	$2,776	$(7,959)	$3,221	$72,246

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. For comparability purposes, this change has been reflected through retroactive revision of the prior period segment information.

Oilfield Rentals

	Successor	Predecessor			Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Three Months Ended June 30, 2016	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
Net loss	$(2,704)	$(6,160)	$(7,365)	$(6,764)	$(2,704)	$(28,539)	$(20,511)
Add:
Income tax benefit	—	(15,082)	(2,663)	(1,838)	—	(11,099)	(9,497)
Depreciation and amortization	3,966	2,425	8,912	7,847	3,966	18,773	31,659
(Gains) losses on sales of property and equipment, net	(750)	9	(329)	284	(750)	(425)	(777)
Impairments	—	—	—	287	—	287	—
Non-cash compensation	75	26	483	76	75	285	1,868
Severance-related costs	—	—	105	135	—	173	93
Corporate overhead allocation(a)	—	—	2,379	—	—	—	6,483
Restructuring charges	27	14	—	43	27	97	—
Reorganization items, net	—	18,966	—	—	—	18,966	—
Adjusted EBITDA	$614	$198	$1,522	$70	$614	$(1,482)	$9,318

(a)
Prior to 2016, the information that was regularly reviewed by our chief operating decision maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision maker. For comparability purposes, this change has been reflected through retroactive revision of the prior period segment information.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service. We expect our future capital needs will be funded by cash flows from operations, borrowings under our New ABL Credit Facility, access to the capital markets and other financing transactions. We believe we will have adequate liquidity over the next twelve months to operate our business and meet our cash requirements.

As of September 30, 2016, we had cash of $23.0 million and working capital of $88.9 million. As of November 4, 2016, we had cash of $43.8 million and our New ABL Credit Facility remained undrawn. As of September 30, 2016, we had $2.6 million of purchase commitments related to future capital expenditures that we expect to incur in the fourth quarter of 2016.

We expect that our primary sources of liquidity will be from cash on hand, cash from operations and availability under our New ABL Credit Facility. On the Effective Date, by operation of the Plan, the DIP Facility was amended and restated, and the outstanding obligations pursuant thereto were converted to obligations under the New ABL Credit Facility. For additional information about our bankruptcy proceedings and a description of our New ABL Credit Facility, see Notes 2 and 11 to the Consolidated Financial Statements.

Long-Term Debt

The following table presents our long-term debt as of September 30, 2016 and December 31, 2015 (in thousands):

	Successor	Predecessor
	September 30, 2016	December 31, 2015
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	428,347	493,250
Total debt	428,347	1,593,250
Less: Current portion of long-term debt	5,000	5,000
Less: Unamortized deferred financing costs	—	23,658
Total long-term debt	$423,347	$1,564,592

For further information on our long-term debt, please read Note 11 to the Consolidated Financial Statements.

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

Total capital expenditures were $6.1 million, $82.8 million and $151.8 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. As of September 30, 2016, we had $2.6 million of purchase commitments related to future capital expenditures that we expect to incur in 2016. We may increase, decrease or reallocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and a significant component of our anticipated capital spending is discretionary. In addition, from time to time we may use cash on hand in excess of our budgeted capital expenditures to repurchase and cancel our outstanding long-term debt.

Cash Flow

Our cash flow depends in large part on the level of spending by our customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period.

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(Unaudited) (In thousands)
Cash Flow Statement Data:
Net cash (used in) provided by operating activities	$(7,752)	$6,469	$263,662
Net cash used in investing activities	$(2,278)	$(80,126)	$(114,904)
Net cash (used in) provided by financing activities	$(4,716)	$(19,241)	$6,570
Cash, beginning of period	$37,750	$130,648	$891
Cash, end of period	$23,004	$37,750	$156,219

Operating Activities. Cash (used in) provided by operating activities was ($7.8) million, $6.5 million and $263.7 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Changes in working capital items (decreased) increased cash provided by operating activities by ($11.8) million, $26.2 million and $176.2 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Factors affecting changes in operating cash flows are largely the same as those that affect net income, with the exception of non-cash expenses such as depreciation and amortization, accretion of discounts on the Term Loans and Note Receivable, amortization of deferred financing costs, gains or losses on sales of property and equipment, impairments, non-cash compensation, income or losses from equity investees and deferred income taxes. Included in operating activities for the Current Predecessor Period are DIP Facility financing costs of $0.5 million.

Investing Activities. Cash used in investing activities was $2.3 million, $80.1 million and $114.9 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Capital expenditures are the main component of our investing activities. The majority of our capital expenditures for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period related to our investment in new PeakeRigs™. Additionally, we purchased hydraulic fracturing equipment with an aggregate of 60,000 horsepower, at auction, for $10.6 million during the Current Predecessor Period. Cash used in investing activities was partially offset by proceeds from the sale of Hodges of $15.0 million during the Prior Predecessor Period and proceeds from asset sales in the amounts of $3.8 million, $2.6 million and $18.6 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. We also purchased $6.2 million of short-term investments and received proceeds of $6.2 million from the sale of short-term investments during the Current Predecessor Period.

Financing Activities. Net cash (used in) provided by financing activities was ($4.7) million, ($19.2) million and $6.6 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. During the Prior Predecessor Period, we had borrowings and repayments under our credit facility of $160.1 million and $210.6 million, respectively, and we borrowed $100.0 million under the Incremental Term Loan and received net proceeds of $94.5 million. We also repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million during the Prior Predecessor Period. We paid deferred borrowing costs of $1.2 million and $0.8 million during the Current Predecessor Period and Prior Predecessor Period, respectively. We made term loan repayments of $1.3 million, $17.5 million and $3.5 million during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively.

Results of Operations

Results of Operations—Three Months Ended September 30, 2016 vs. Three Months Ended June 30, 2016

The following table sets forth financial information by operating segment and other selected information for the periods indicated. The Current Successor Quarter and the Current Predecessor Quarter and Previous Predecessor Quarter are distinct reporting periods as a result of our emergence from bankruptcy on August 1, 2016. References in these results of operations to “the change” and “the percentage change” combine the Successor Company and Predecessor Company results for the Current Successor Quarter and Current Predecessor Quarter in order to provide comparability of such information to the Previous Predecessor Quarter. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons to the periods indicated.

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended June 30, 2016	Change	% Change
			(In thousands)
Drilling:
Revenue	$42,969	$20,085	$62,801	$253	—%
Operating costs	18,836	7,433	22,984	3,285	14%
Depreciation and amortization	11,710	11,999	36,857	(13,148)	(36)%
General and administrative	79	58	174	(37)	(21)%
(Gains) losses on sales of property and equipment, net	(77)	243	728	(562)	(77)%
Impairments and other	—	—	2,900	(2,900)	(100)%
Operating Income (Loss)	$12,421	$352	$(842)	$13,615	(1,617)%

Hydraulic Fracturing:
Revenue	$30,540	$17,502	$66,913	$(18,871)	(28)%
Operating costs	38,724	23,631	64,499	(2,144)	(3)%
Depreciation and amortization	14,002	7,399	21,983	(582)	(3)%
General and administrative	356	26	132	250	189%
Losses on sales of property and equipment, net	40	19	2	57	2,850%
Operating Loss	$(22,582)	$(13,573)	$(19,703)	$(16,452)	83%

Oilfield Rentals:
Revenue	$6,147	$2,851	$8,406	$592	7%
Operating costs	5,688	2,681	8,413	(44)	(1)%
Depreciation and amortization	3,966	2,425	7,847	(1,456)	(19)%
General and administrative	27	14	177	(136)	(77)%
(Gains) losses on sales of property and equipment, net	(750)	9	284	(1,025)	(361)%
Impairments and other	—	—	287	(287)	(100)%
Operating Loss	$(2,784)	$(2,278)	$(8,602)	$3,540	(41)%

Consolidated:
Revenue	$79,656	$40,438	$138,120	$(18,026)	(13)%
Operating costs	63,628	33,835	96,219	1,244	1%
Depreciation and amortization	31,208	22,902	69,877	(15,767)	(23)%

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended June 30, 2016	Change	% Change
			(In thousands)
General and administrative	16,601	4,688	39,717	(18,428)	(46)%
(Gains) losses on sales of property and equipment, net	(798)	285	1,014	(1,527)	(151)%
Impairments and other	—	22	5,789	(5,767)	(100)%
Operating Loss	(30,983)	(21,294)	(74,496)	22,219	(30)%
Interest expense	(6,185)	(2,374)	(20,464)	11,905	(58)%
Other income	886	391	926	351	38%
Reorganization items, net	(246)	(16,465)	(13,427)	(3,284)	24%
Loss Before Income Taxes	(36,528)	(39,742)	(107,461)	31,191	(29)%
Income Tax Benefit	—	(28,102)	(22,956)	(5,146)	22%
Net Loss	$(36,528)	$(11,640)	$(84,505)	$36,337	(43)%

Revenue

Revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $18.0 million from the Previous Predecessor Quarter primarily due to significant reductions in pricing in our hydraulic fracturing segment. This was partially offset by increased utilization in our drilling and oilfield rental segments. The majority of our revenues have historically been derived from CHK and its working interest partners. The percentage of our revenues derived from CHK were 53% and 55% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 70% for the Previous Predecessor Quarter as the Company continues to diversify its customer base.

Drilling revenues for the Current Successor Quarter and Current Predecessor Quarter increased $0.3 million, or 0.4%, from the Previous Predecessor Quarter. This increase was primarily due to a 39% increase in revenue days as the average active rig count increased from 15 in the Previous Predecessor Quarter to 21 in the Current Successor Quarter and Current Predecessor Quarter, which was offset by a 27% decrease in IBC payments in the Current Successor Quarter and Current Predecessor Quarter compared to the Previous Predecessor Quarter. Average revenue per revenue day decreased 2% due to reactivation of rigs at spot market rates. Included in total revenues are amounts related to IBC payments of $16.5 million, $9.2 million and $35.3 million for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively. The $9.4 million reduction in IBC payments in the Current Successor Quarter and the Current Predecessor Quarter compared to the Previous Predecessor Quarter is due to a reduction of lump sum termination payments. The Company has diversified its customer base in the drilling segment and increased its non-CHK revenue from 37% in the Previous Predecessor Quarter to 41% and 39% in the Current Successor Quarter and Current Predecessor Quarter, respectively.

Hydraulic fracturing revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $18.9 million, or 28%, from the Previous Predecessor Quarter. This decrease was due to a 29% decline in revenue per stage as a result of significant reductions in pricing in order to maintain healthy long-term customer relationships and to continue to diversify our business. The Company has diversified its customer base in the hydraulic fracturing segment and increased non-CHK customers from 21% in the Previous Predecessor Quarter to 52% and 49% in the Current Successor Quarter and Current Predecessor Quarter, respectively.

Oilfield rental revenues for the Current Successor Quarter and Current Predecessor Quarter increased $0.6 million, or 7%, from the Previous Predecessor Quarter. The increase was primarily due to higher utilization as the Company grows its customer base in the Permian Basin. The Company has diversified its customer base in the oilfield rentals segment and increased its non-CHK customers from 48% in the Previous Predecessor Quarter to 62% and 57% in the Current Successor Quarter and Current Predecessor Quarter, respectively.

Operating Costs

As a percentage of revenues, operating costs were 80% and 84% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 70% for the Previous Predecessor Quarter. Operating costs for the Current Successor Quarter and Current Predecessor Quarter increased $1.2 million, respectively, from the Previous Predecessor Quarter primarily due to an increase in fleet utilization in our drilling segment and maintenance expense in our hydraulic fracturing segment.

As a percentage of drilling revenues, drilling operating costs were 44% and 37% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 37% for the Previous Predecessor Quarter. Drilling operating costs for the Current Successor Quarter and Current Predecessor Quarter increased $3.3 million, or 14%, from the Previous Predecessor Quarter, primarily due to increases in fleet utilization. Average operating costs per revenue day for the Current Successor Quarter and Current Predecessor Quarter decreased 18% compared to the Previous Predecessor Quarter primarily due to declines in fixed labor-related costs. Drilling restructuring and reorganization charges were $514.7 million for the Current Predecessor Quarter and $0.1 million and for the Previous Predecessor Quarter, respectively.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 127% and 135% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 96% for the Previous Predecessor Quarter. The increase was due to continued pricing pressure as well as increased repair and maintenance costs. Hydraulic fracturing operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $2.1 million, or 3% from the Previous Predecessor Quarter, primarily due to a 5% decrease in operating costs per stage. Hydraulic fracturing restructuring and reorganization charges were $45.1 million for the Current Predecessor Quarter and $0.1 million for the Previous Predecessor Quarter, respectively.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 93% and 94% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 100% for the Previous Predecessor Quarter. The decrease was due to decreased fleet utilization. Oilfield rental operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $0.04 million, or 1%, from the Previous Predecessor Quarter. The decrease was primarily due to a decline in labor-related costs and subcontracting services. Oilfield rentals restructuring and reorganization charges were $19.0 million for the Current Predecessor Quarter and $0.04 million for the Previous Predecessor Quarter, respectively.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter were $31.2 million and $22.9 million and $69.9 million, respectively. The decrease is primarily due to the revaluation of our assets associated with the adoption of fresh-start accounting. As a percentage of revenues, depreciation and amortization expense was 39%, 57% and 51% for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter were $16.6 million, $4.7 million and $39.7 million, respectively. General and administrative expenses for corporate functions settled in cash increased $0.6 million, or 6%, from $11.8 million in the Previous Predecessor Quarter to $8.4 million and $4.0 million in the Current Successor Quarter and Current Predecessor Quarter, primarily due to an increase in consulting fees. As a percentage of revenues, general and administrative expenses settled in cash were 11%, 10% and 9% for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

Additionally, during the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, we recognized restructuring charges of $0.3 million, ($0.4) million and $23.5 million, respectively, primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements). We incurred non-cash compensation expenses of $7.6 million, $1.0 million and $4.1 million and severance-related costs of $0.3 million, a nominal amount and $0.3 million during the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

Below is a breakout of general and administrative expenses incurred in the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter.

	Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended June 30, 2016
		(In thousands)
G&A expenses settled in cash	$8,428	$4,036	$11,760
Restructuring charges	315	(376)	23,535
Non-cash compensation expenses	7,552	1,011	4,135
Severance-related costs	306	17	287
Total General and Administrative Expenses	$16,601	$4,688	$39,717

(Gains) Losses on Sales of Property and Equipment, Net. We recorded (gains) losses on sales of property and equipment of ($0.8) million, $0.3 million and $1.0 million during the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

Impairments and Other. During the Current Predecessor Quarter and Previous Predecessor Quarter, we recognized impairment charges of a nominal amount and $5.8 million, respectively. During the Previous Predecessor Quarter, we recognized impairment charges of $2.9 million for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. We also identified certain other property and equipment that we deemed to be impaired based on our assessment of the market value of the related property and equipment and recognized impairment charges of a nominal amount and $2.9 million related to this property and equipment during the Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

Interest Expense. Interest expense for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter was $6.2 million, $2.4 million and $20.5 million, respectively, related to borrowings under our senior notes, term loans and credit facility during the Predecessor periods and term loans and credit facility during the Successor period. Subsequent to June 7, 2016, we did not record interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Predecessor Quarter was $8.4 million.

Other Income. Other income was $0.9 million, $0.4 million and $0.9 million for the Current Successor Quarter, Current Predecessor Quarter and Previous Predecessor Quarter, respectively.

Reorganization Items, net. Reorganization items for the Current Successor Quarter and Current Predecessor Quarter totaled $0.2 million and $16.5 million, respectively, compared to $13.4 million for the Previous Predecessor Quarter. Below is a breakout of charges for each period.

	Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended June 30, 2016
		(In thousands)
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)	$—
Net loss on fresh-start adjustments	—	596,044	—
Stock-based compensation acceleration expense	—	25,086	—
Professional fees	246	19,823	405
Write-off of debt issuance costs	—	774	12,544
Fair value of warrants issued to Predecessor stockholders	—	6,797	—
DIP credit agreement financings costs	—	—	478
Total Reorganization Items, net	$246	$16,465	$13,427

Income Tax Benefit. We recorded income tax benefit of $28.1 million and $23.0 million for the Current Predecessor Quarter and Previous Predecessor Quarter, respectively. The $5.1 million increase in income tax benefit was primarily the result of the tax effect of reorganization adjustments. In the Current Successor Quarter we recorded a valuation allowance of $12.9 million, which reduced our income tax benefit to zero in the period.

Three Months Ended September 30, 2016 vs. Three Months Ended September 30, 2015

The following table sets forth financial information by operating segment and other selected information for the Current Successor Quarter, the Current Predecessor Quarter and Prior Predecessor Quarter, which are distinct reporting periods as a result of our emergence from bankruptcy on August 1, 2016.

	Successor	Predecessor
	(a)	(b)	(b)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Change	% Change
			(In thousands)
Drilling:
Revenue	$42,969	$20,085	$80,348	$(17,294)	(22)%
Operating costs	18,836	7,433	41,387	(15,118)	(37)%
Depreciation and amortization	11,710	11,999	38,197	(14,488)	(38)%
General and administrative	79	58	7,917	(7,780)	(98)%
(Gains) losses on sales of property and equipment, net	(77)	243	1,952	(1,786)	(91)%
Operating Income (Loss)	12,421	352	(9,105)	$21,878	(240)%

Hydraulic Fracturing:
Revenue	$30,540	$17,502	$118,137	$(70,095)	(59)%
Operating costs	38,724	23,631	103,941	(41,586)	(40)%
Depreciation and amortization	14,002	7,399	17,833	3,568	20%
General and administrative	356	26	6,918	(6,536)	(94)%
Losses on sales of property and equipment, net	40	19	172	(113)	(66)%
Operating Loss	$(22,582)	$(13,573)	$(10,727)	$(25,428)	237%

Oilfield Rentals:
Revenue	$6,147	$2,851	$15,047	$(6,049)	(40)%
Operating costs	5,688	2,681	14,037	(5,668)	(40)%
Depreciation and amortization	3,966	2,425	8,912	(2,521)	(28)%
General and administrative	27	14	2,482	(2,441)	(98)%
(Gains)/Losses on sales of property and equipment, net	(750)	9	(329)	(412)	125%
Operating Loss	$(2,784)	$(2,278)	$(10,055)	$4,993	(50)%

Consolidated:
Revenue	$79,656	$40,438	$213,541	$(93,447)	(44)%
Operating costs	63,628	33,835	160,889	(63,426)	(39)%
Depreciation and amortization	31,208	22,902	68,854	(14,744)	(21)%
General and administrative	16,601	4,688	26,709	(5,420)	(20)%
(Gains) losses on sales of property and equipment, net	(798)	285	1,804	(2,317)	(128)%

	Successor	Predecessor
	(a)	(b)	(b)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015	Change	% Change
			(In thousands)
Impairments and other	—	22	1,566	(1,544)	(99)%
Operating Loss	(30,983)	(21,294)	(46,281)	(5,996)	13%
Interest expense	(6,185)	(2,374)	(25,480)	16,921	(66)%
Gains on early extinguishment of debt	—	—	4,975	(4,975)	(100)%
Loss from equity investee	—	—	(230)	230	(100)%
Other income	886	391	942	335	36%
Reorganization items, net	(246)	(16,465)	—	(16,711)	n/m
Loss Before Income Taxes	(36,528)	(39,742)	(66,074)	(10,196)	15%
Income Tax Benefit	—	(28,102)	(17,544)	(10,558)	60%
Net Loss	$(36,528)	$(11,640)	$(48,530)	$362	(1)%
"n/m" means not meaningful.

Revenue

Revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $93.4 million from the Prior Predecessor Quarter. The decrease was primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 53% and 55% for the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 64% for the Prior Predecessor Quarter, as the Company continues to diversify its customer base. Included in total revenue are amounts related to IBC payments of $16.5 million, $9.2 million and $22.6 million for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 38% in the Prior Predecessor Quarter to 58% and 55% in the Current Successor Quarter and Current Predecessor Quarter, respectively.

Drilling revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $17.3 million, or 22%, from the Prior Predecessor Quarter, which was primarily due to a 24% decline in revenue days as the average active rig count dropped from 28 in the Prior Predecessor Quarter to 21 in the Current Successor Quarter and Current Predecessor Quarter. Average revenue per day for the Current Successor Quarter and Current Predecessor Quarter decreased 14% from the Prior Predecessor Quarter due to lower spot market rates. Revenues from non-CHK customers remained flat at 41% and 39% of total segment revenues in the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 42% for the Prior Predecessor Quarter. Included in total revenue are amounts related to IBC payments of $16.5 million, $9.2 million and $22.6 million for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. Excluding the IBC revenues, the Company has diversified its customer base in the drilling segment and increased non-CHK revenue from 50% in the Prior Predecessor Quarter to 64% in both the Current Successor Quarter and Current Predecessor Quarter, respectively.

Hydraulic fracturing revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $70.1 million, or 59%, from the Prior Predecessor Quarter, which was primarily due to a 33% decrease in stages completed in addition to a 40% decline in revenue per stage due to pricing pressure. The Company has diversified its customer base in the hydraulic fracturing segment and increased non-CHK customers from 27% in the Prior Predecessor Quarter to 52% and 49% in the Current Successor Quarter and Current Predecessor Quarter, respectively.

Oilfield rental revenues for the Current Successor Quarter and Current Predecessor Quarter decreased $6.0 million, or 40%, from the Prior Predecessor Quarter, which was primarily due to a decline in utilization by non-CHK customers and pricing pressure. Revenues from non-CHK customers decreased $6.2 million to 62% and 57% of total segment revenues in the Current Successor Quarter and Current Predecessor Quarter, respectively, compared to 77% for the Prior Predecessor Quarter.

Operating Costs

As a percentage of revenues, operating costs were 80%, 84% and 75% for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. Operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $63.4 million from the Prior Predecessor Quarter. The decrease was due to declines in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment.

As a percentage of drilling revenues, drilling operating costs were 44%, 37% and 52% for the Current Successor Quarter, Current Predecessor Quarter and the Prior Predecessor Quarter, respectively. The decrease was primarily due to a higher proportion of IBC rigs, which generate revenue with little associated cost. Drilling operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $15.1 million, or 37%, from the Prior Predecessor Quarter, primarily due to a decrease in labor-related costs and lower fleet utilization. Drilling restructuring and reorganization charges were $0.1 million and $514.7 million for the Current Successor Quarter and Current Predecessor Quarter, respectively.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 127%, 135% and 88% for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. The increase was due to continued pricing pressure as well as increased repair and maintenance costs. Hydraulic fracturing operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $41.6 million, or 40%, from the Prior Predecessor Quarter, primarily due to a 39% decrease in product costs. Hydraulic fracturing restructuring and reorganization charges were $0.1 million and $45.1 million for the Current Successor Quarter and Current Predecessor Quarter, respectively.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 93%, 94% and 93% for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. Oilfield rental operating costs for the Current Successor Quarter and Current Predecessor Quarter decreased $5.7 million, or 40%, from the Prior Predecessor Quarter, primarily due to lower utilization and a decrease in labor-related costs. Oilfield rentals restructuring and reorganization charges were a nominal amount and $19.0 million for the Current Successor Quarter and Current Predecessor Quarter, respectively.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter was $31.2 million, $22.9 million and $68.9 million, respectively. The decrease is primarily due to the revaluation of our assets associated with the adoption of fresh-start accounting. As a percentage of revenues, depreciation and amortization expense was 39%, 57% and 32% for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter were $16.6 million, $4.7 million and $26.7 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $3.0 million, or 20%, from $15.5 million in the Prior Predecessor Quarter to $8.4 million and $4.0 million in the Current Successor Quarter and Current Predecessor Quarter primarily due to declines in labor-related costs and consulting fees. As a percentage of revenues, general and administrative expenses settled in cash were 11%, 10% and 7% for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively.

Additionally, during the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, we recognized restructuring charges of $0.3 million, ($0.4) million and $1.4 million related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements) and charges incurred related to the former oilfield trucking segment. We incurred non-cash compensation expenses of $7.6 million, $1.0 million and $8.3 million and severance-related costs of $0.3 million, a nominal amount and $1.5 million during the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively.

Below is a breakout of general and administrative expenses incurred in the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter.

	Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended September 30, 2015
		(In thousands)
G&A expenses settled in cash	$8,428	$4,036	$15,504
Restructuring charges	315	(376)	1,355
Non-cash compensation expenses	7,552	1,011	8,333
Severance-related costs	306	17	1,517
Total General and Administrative Expenses	$16,601	$4,688	$26,709

(Gains) Losses on Sales of Property and Equipment, Net. We recorded (gains) losses on sales of property and equipment of ($0.8) million, $0.3 million and $1.8 million during the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter, respectively. During the Prior Predecessor Quarter, we sold certain drilling rig components and spare equipment that we had identified as part of our broader strategy to divest of non-essential assets.

Impairments and Other. During the Prior Predecessor Quarter we recognized impairments of $1.6 million on non-strategic real property under contract to be sold.

Interest Expense. Interest expense for the Current Successor Quarter, Current Predecessor Quarter and Prior Predecessor Quarter was $6.2 million, $2.4 million and $25.5 million, respectively, related to borrowings under our senior notes, term loans and credit facility during the Predecessor periods and term loans and credit facility during the Successor period. Subsequent to June 7, 2016, we did not record interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Predecessor Quarter was $8.4 million.

Gains on Extinguishment of Debt. During the Prior Predecessor Quarter, we repurchased and cancelled $10.0 million in aggregate principal amount of the 2022 Notes for $4.9 million. We recognized a gain on extinguishment of debt of $5.0 million, which includes accelerated amortization of deferred financing costs of $0.1 million.

Loss from Equity Investee. Loss from equity investee was ($0.2) million for the Prior Predecessor Quarter, which was a result of our 49% membership interest in Maalt.

Other Income. Other income was $0.9 million, $0.4 million and $0.9 million for the Current Successor Quarter and Current Predecessor Quarter and Prior Predecessor Quarter, respectively.

Reorganization items, net. Reorganization items for the Current Successor Quarter and Current Predecessor Quarter totaled $0.2 million and $16.5 million, respectively. Below is a breakout of charges for each period (in thousands):

	Successor	Predecessor
	Two Months Ended September 30, 2016	One Month Ended July 31, 2016
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)
Net loss on fresh-start adjustments	—	596,044
Stock-based compensation acceleration expense	—	25,086
Professional fees	246	19,823
Write-off of debt issuance costs	—	774
Fair value of warrants issued to Predecessor stockholders	—	6,797
Total Reorganization Items, net	$246	$16,465

Income Tax Benefit. We recorded income tax benefit of $28.1 million and $17.5 million for the Current Predecessor Quarter and Prior Predecessor Quarter, respectively. The $10.6 million increase in income tax benefit is primarily the result of tax effects of reorganization adjustments. In the Current Successor Quarter we recorded a valuation allowance of $12.9 million, which reduced our income tax benefit to zero in the period.

Results of Operations—Nine Months Ended September 30, 2016 vs. Nine Months Ended September 30, 2015

The following table sets forth financial information by operating segment and other selected information for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, which are distinct reporting periods as a result of our emergence from bankruptcy on August 1, 2016.

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015	Change	% Change
			(In thousands)
Drilling:
Revenue	$42,969	$154,794	$346,846	$(149,083)	(43)%
Operating costs	18,836	57,573	196,675	(120,266)	(61)%
Depreciation and amortization	11,710	87,160	125,936	(27,066)	(21)%
General and administrative	79	539	25,294	(24,676)	(98)%
(Gains) losses on sales of property and equipment, net	(77)	1,211	9,903	(8,769)	(89)%
Impairments and other	—	3,205	12,417	(9,212)	(74)%
Operating Income (Loss)	$12,421	$5,106	$(23,379)	$40,906	(175)%

Hydraulic Fracturing:
Revenue	$30,540	$160,723	$483,565	$(292,302)	(60)%
Operating costs	38,724	158,569	416,472	(219,179)	(53)%
Depreciation and amortization	14,002	49,124	51,915	11,211	22%
General and administrative	356	233	19,876	(19,287)	(97)%
Losses on sales of property and equipment, net	40	66	171	(65)	(38)%
Operating Loss	$(22,582)	$(47,269)	$(4,869)	$(64,982)	1,335%

Oilfield Rentals:
Revenue	$6,147	$18,402	$65,297	$(40,748)	(62)%
Operating costs	5,688	20,172	57,880	(32,020)	(55)%
Depreciation and amortization	3,966	18,773	31,659	(8,920)	(28)%
General and administrative	27	270	6,576	(6,279)	(95)%
Gains on sales of property and equipment, net	(750)	(425)	(777)	(398)	51%
Impairments and other	—	287	—	287	n/m
Operating Loss	$(2,784)	$(20,675)	$(30,041)	$6,582	(22)%

Former Oilfield Trucking:
Revenue	$—	$—	$42,739	$(42,739)	(100)%
Operating costs	—	—	54,674	(54,674)	(100)%
Depreciation and amortization	—	—	8,787	(8,787)	(100)%

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015	Change	% Change
			(In thousands)
General and administrative	—	—	9,249	(9,249)	(100)%
Losses on sales of property and equipment, net	—	—	5,728	(5,728)	(100)%
Impairments and other	—	—	2,737	(2,737)	(100)%
Operating Loss	$—	$—	$(38,436)	$38,436	(100)%
Consolidated:
Revenue	$79,656	$333,919	$938,456	$(524,881)	(56)%
Operating costs	63,628	237,014	731,627	(430,985)	(59)%
Depreciation and amortization	31,208	162,425	226,779	(33,146)	(15)%
General and administrative	16,601	66,667	95,436	(12,168)	(13)%
Loss on sale of a business	—	—	34,989	(34,989)	(100)%
(Gains) losses on sales of property and equipment, net	(798)	848	15,023	(14,973)	(100)%
Impairments and other	—	6,116	16,720	(10,604)	(63)%
Operating Loss	(30,983)	(139,151)	(182,118)	11,984	(7)%
Interest expense	(6,185)	(48,116)	(73,964)	19,663	(27)%
Gains on early extinguishment of debt	—	—	18,061	(18,061)	(100)%
Income from equity investee	—	—	877	(877)	(100)%
Other income	886	2,318	1,889	1,315	70%
Reorganization items, net	(246)	(29,892)	—	(30,138)	n/m
Loss Before Income Taxes	(36,528)	(214,841)	(235,255)	(16,114)	7%
Income Tax Benefit	—	(59,131)	(74,455)	15,324	(21)%
Net Loss	$(36,528)	$(155,710)	$(160,800)	$(31,438)	20%
"n/m" means not meaningful.

 Revenue

Revenues for the Current Successor Quarter and Current Predecessor Period decreased $524.9 million from the Prior Predecessor Period primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 53%, 65% and 70% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Included in total revenue are amounts related to IBC payments of $16.5 million, $80.7 million and $49.6 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 31% in the Prior Predecessor Period to 58% and 42% in the Current Successor Quarter and Current Predecessor Period, respectively.

Drilling revenues for the Current Successor Quarter and Current Predecessor Period decreased $149.1 million, or 43%, from the Prior Predecessor Period, which was primarily due to a 60% decline in revenue days as the average active rig count dropped from 46 in the Prior Predecessor Period to 18 in the Current Successor Quarter and Current Predecessor Period. Average revenue per revenue day for the Current Successor Quarter and Current Predecessor Period decreased 14% from the Prior Predecessor Period. Revenues from non-CHK customers were 41% and 38% of total segment revenues in the Current Successor Quarter and Current Predecessor Period, respectively, compared to 40% for the Prior Predecessor Period. Included in total revenue are amounts related to IBC payments of $16.5 million, $80.7 million and $49.6 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 44% in the Prior Predecessor Period to 64% and 67% in the Current Successor Quarter and Current Predecessor Period, respectively.

Hydraulic fracturing revenues for the Current Successor Quarter and Current Predecessor Period decreased $292.3 million, or 60%, from the Prior Predecessor Period, which was primarily due to a 42% decrease in stages completed in addition to a 31% decrease in revenue per stage due to pricing pressure. Revenues from non-CHK customers increased to 52% and 28% of total segment revenues in the Current Successor Quarter and Current Predecessor Period, respectively, compared to 17% for the Prior Predecessor Period.

Oilfield rental revenues for the Current Successor Quarter and Current Predecessor Period decreased $40.7 million, or 62%, from the Prior Predecessor Period, which was primarily due to a decline in utilization by CHK and pricing pressure. Revenues from non-CHK customers increased to 62% and 60% of total segment revenues in the Current Successor Quarter and Current Predecessor Period, respectively, compared to 56% for the Prior Predecessor Period.

Operating Costs

As a percentage of revenues, operating costs were 80% and 71% for the Current Successor Quarter and Current Predecessor Period, respectively, compared to 78% for the Prior Predecessor Period. Operating costs decreased $431.0 million in the Current Successor Quarter and Current Predecessor Period compared to the Prior Predecessor Period. The decrease was primarily due to a decrease in labor-related costs, a decline in utilization in each of our segments and a decrease in product costs in our hydraulic fracturing segment.

As a percentage of drilling revenues, drilling operating costs were 44%, 37% and 57% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. The decrease was primarily due to a higher proportion of IBC rigs, which generate revenue with little associated cost. Drilling operating costs for the Current Successor Quarter and Current Predecessor Period decreased $120.3 million, or 61%, from the Prior Predecessor Period primarily due to a decrease in labor-related costs and lower fleet utilization. Drilling restructuring and reorganization charges were $0.1 million and $514.9 million for the Current Successor Quarter and Current Predecessor Period, respectively.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 127%, 99% and 86% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. The increase was due to increased pricing pressure. Hydraulic fracturing operating costs for the Current Successor Quarter and Current Predecessor Period decreased $219.2 million, or 53%, from the Prior Predecessor Period, which was primarily due to a 52% decrease in product costs. Hydraulic fracturing restructuring and reorganization charges were $0.1 million and $45.2 million in the Current Successor Quarter and Current Predecessor Period, respectively.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 93%, 110% and 89% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. The increase was due to significant declines in fleet utilization and increased pricing pressure. Oilfield rental operating costs for the Current Successor Quarter and Current Predecessor Period decreased $32.0 million, or 55%, from the Prior Predecessor Period, which was primarily due to lower utilization and a decrease in labor-related costs. Oilfield rental restructuring and reorganization charges were a nominal amount and $19.1 million in the Current Successor Quarter and Current Predecessor Period, respectively.

During the Prior Predecessor Period, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period was $31.2 million, $162.4 million and $226.8 million, respectively. The decrease is primarily due to the revaluation of our assets associated with the adoption of fresh-start accounting. In addition, we also had a change in accounting estimate for estimated useful lives of certain components of drilling rigs and certain drilling rigs in the Prior Predecessor Period. Please see Note 7 to the Consolidated Financial Statements. As a percentage of revenues, depreciation and amortization expense was 39%, 49% and 24% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively.

General and Administrative Expenses. General and administrative expenses for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period were $16.6 million, $66.7 million and $95.4 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $24.9 million, or 40%, from $61.6 million in the Prior Predecessor Period to $8.4 million and $28.3 million in the Current Successor Quarter and Current Predecessor Period, respectively, primarily due to declines in labor-related costs and consulting fees. As a percentage of revenues, general and administrative expenses settled in cash were 11%, 8% and 7% for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively.

Additionally, during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, we recognized restructuring charges of $0.3 million, $28.1 million and $1.4 million, respectively, primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 2 of the Consolidated Financial Statements) and charges incurred related to the former oilfield trucking segment. We incurred non-cash compensation expenses of $7.6 million, $9.7 million and $26.5 million and severance-related costs of $0.3 million, $0.6 million and $6.0 million during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. Included in the non-cash compensation expenses and severance-related costs for the Prior Predecessor Period are $2.1 million and $0.6 million, respectively, related to the sale of Hodges.

Below is a breakout of general and administrative expenses incurred in the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period.

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016	Nine Months Ended September 30, 2015
		(In thousands)
G&A expenses settled in cash	$8,428	$28,310	$61,606
Restructuring charges	315	28,054	1,355
Non-cash compensation expenses	7,552	9,660	26,452
Severance-related costs	306	643	6,023
Total General and Administrative Expenses	$16,601	$66,667	$95,436

Loss on Sale of a Business. On June 14, 2015, we sold Hodges, previously our wholly-owned subsidiary that provided drilling rig relocation and logistics services, for aggregate consideration of $42.0 million. We recognized a loss of $35.0 million on the sale during the Prior Predecessor Period.

(Gains) Losses on Sales of Property and Equipment, Net. We recorded (gains) losses on sales of property and equipment of ($0.8) million, $0.8 million and $15.0 million during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. During the Prior Predecessor Period, we sold our water hauling assets.

Impairments and Other. During the Current Predecessor Period and Prior Predecessor Period we recognized impairments of $6.1 million and $16.7 million, respectively. During the Current Predecessor Period and Prior Predecessor Period, we recognized impairment charges of $0.3 million and $3.3 million, respectively, for certain drilling rigs that we impaired based on future cash flow of these rigs. Additionally, during the Current Predecessor Period and Prior Predecessor Period we recognized impairment charges of $2.9 million and $8.7 million, respectively, for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. We recognized impairment charges of $2.7 million during the Prior Predecessor Period for certain trucking and fluid disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment.

We identified certain other property and equipment during the Current Predecessor Period and Prior Predecessor Period that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $2.9 million and $2.0 million during the Current Predecessor Period and Prior Predecessor Period, respectively, related to these assets.

Interest Expense. Interest expense for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period was $6.2 million, $48.1 million and $74.0 million, respectively, related to borrowings under our senior notes, term loans and credit facility during the Predecessor periods and term loans and credit facility during the Successor period. Subsequent to June 7, 2016, we did not recorded interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the Current Predecessor Period was $59.0 million.

Gains on Extinguishment of Debt. During the Prior Predecessor Period, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

Income from Equity Investee. Income from equity investee was $0.9 million for the Prior Predecessor Period, respectively, which was a result of our 49% of the membership interest in Maalt.

Other Income. Other income was $0.9 million, $2.3 million and $1.9 million for the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively.

Reorganization items, net. Reorganization items for the Current Successor Quarter and Current Predecessor Period totaled $0.2 million and $29.9 million, respectively. Below is a breakout of charges for each period (in thousands):

	Successor	Predecessor
	Two Months Ended September 30, 2016	Seven Months Ended July 31, 2016
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)
Net loss on fresh-start adjustments	—	596,044
Stock-based compensation acceleration expense	—	25,086
Professional fees	246	20,228
Write-off of debt issuance costs	—	13,318
Fair value of warrants issued to Predecessor stockholders	—	6,797
DIP credit agreement financing costs	—	478
Total Reorganization Items, net	$246	$29,892

Income Tax Benefit. We recorded income tax benefit of $59.1 million and $74.5 million for the Current Predecessor Period and Prior Predecessor Period, respectively. The $15.3 million decrease in income tax benefit is primarily the result of an increase in the valuation allowance, partially offset by the tax effect of reorganization adjustments. We recorded a valuation allowance of $31.3 million as of July 31, 2016, which reduced our income tax benefit in the Current Predecessor Period. In the Current Successor Quarter we recorded a valuation allowance of $12.9 million, which reduced our income tax benefit to zero in the period.

Off-Balance Sheet Arrangements

Operating Leases

As of September 30, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

As of September 30, 2016, we were also party to various lease agreements for other property and equipment with varying terms. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of September 30, 2016 under our operating leases are presented below:

	Rail Cars	Other	Total
	(In thousands)
Remainder of 2016	$1,006	$206	$1,212
2017	3,290	373	3,663
2018	2,165	240	2,405
2019	1,331	30	1,361
2020	490	—	490
Total	$8,282	$849	$9,131

Other Commitments

Much of the equipment we purchase requires long production lead times. As a result, we usually have outstanding orders and commitments for such equipment. As of September 30, 2016, we had $2.6 million of purchase commitments related to future capital expenditures that we expect to incur in the fourth quarter of 2016.

Critical Accounting Policies

We consider accounting policies related to property and equipment, impairment of long-lived assets, goodwill, intangible assets and amortization, revenue recognition and income taxes to be critical policies. These policies are summarized in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the SEC on February 17, 2016 and in Note 5 above.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	potential adverse effects of the Chapter 11 proceedings on our liquidity, results of operations, brand or business prospects;

•	the ability to operate our business following the Effective Date;

•	the effects of a bankruptcy filing on our business and the interests of various creditors, equity holders and other constituents;

•	access to and cost of capital;

•	market prices for oil and natural gas;

•	our customers’ expenditures for oilfield services;

•	dependence on CHK and its working interest partners for a majority of our revenues and our ability to secure new customers or provide additional services to existing customers;

•	the limitations that our level of indebtedness may have on our financial flexibility and restrictions in our debt agreements;

•	our ability to develop and maintain effective internal controls, and to remediate a material weakness in our internal controls;

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and rental equipment;

•	our credit profile;

•	access to and cost of capital;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions; and

•	legislative or regulatory changes, including changes in environmental regulations, drilling regulations and liability under federal and state environmental laws and regulations.

If one or more events related to these or other risks and uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. Except as may be required by law, we do not intend, and do not assume any obligation, to update any forward-looking statements.

New Accounting Pronouncements

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends eight specific cash flow issues with the objective of reducing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017 with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

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

In July 2015, the FASB issued ASU No. 2015-11, “Inventory (Topic 330): Simplifying the Measurement of Inventory,” which changes inventory measured using any method other than LIFO or the retail inventory method (for example, inventory measured using first-in, first-out (FIFO) or average cost) at the lower of cost and net realizable value. ASU 2015-11 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We do not expect the adoption of this guidance will have a material effect on our consolidated financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date of

ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; the FASB also provided for early adoption for annual reporting periods beginning after December 15, 2016. We are currently evaluating what impact this standard, including related ASU Nos. 2016-08, 2016-10, and 2016-12, will have on our consolidated financial statements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Historically, we have provided substantially all of our oilfield services to CHK and its working interest partners. CHK accounted for approximately 53%, 65% and 70% of our revenues during the Current Successor Quarter, Current Predecessor Period and Prior Predecessor Period, respectively. The decline in commodity prices since mid-2014 has had an adverse effect on CHK’s and our other customers’ capital spending, which has adversely impacted our cash flows and financial position. The current down cycle has begun to show signs of improvement, however, any long-term recovery is uncertain. If we do not see long-term recovery, it could have a further adverse effect on our customers’ capital spending. This would likely have a material adverse impact on our cash flows and financial position and could adversely affect our ability to comply with the financial covenant under our credit facility and limit our ability to fund our planned capital expenditures.

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

The following table provides information about our debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at September 30, 2016.

Expected Maturity Date	Floating Rate Maturity	Average Interest Rate
	(in thousands)
2016	$1,250	5.000%
2017	5,000	5.000%
2018	5,000	5.000%
2019	5,000	5.000%
2020	5,000	5.000%
After 2020	453,250	5.008%
Total	$474,500
Fair value	$426,142

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

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), we have evaluated, under the supervision and with the participation of our management, including our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of September 30, 2016. Our

disclosure controls and procedures are designed to provide reasonable assurance that the information required to be disclosed by us in reports that we file under the Exchange Act is accumulated and communicated to our management, including our CEO and CFO, as appropriate, and is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 17, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015. At the time that our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016 was filed on April 25, 2016 and our Quarterly Report on Form 10-Q for the quarter ended June 30, 2016 was filed on August 9, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective as of March 31, 2016 and June 30, 2016. Subsequently, as a result of matters raised in a regulatory inspection of PricewaterhouseCoopers LLP, our independent registered public accounting firm, our management, under the supervision and with the participation of our CEO and CFO, reevaluated the effectiveness of our disclosure controls and procedures and concluded that our disclosure controls and procedures were not effective as of December 31, 2015, March 31, 2016 and June 30, 2016, and continue to not be effective as of September 30, 2016 because of a material weakness in our internal control over financial reporting as described below.

Notwithstanding the material weakness described below, our CEO and CFO have concluded that our consolidated financial statements included in our Annual Report on Form 10-K for the year ended December 31, 2015 and our condensed consolidated financial statements included in our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2016 and June 30, 2016 as previously filed with the SEC, and the condensed consolidated financial statements included in this Quarterly Report on Form 10-Q present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles in the United States and that they may still be relied upon.

Material Weakness in Internal Control over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of September 30, 2016. Management also determined that this material weakness existed as of December 31, 2015, March 31, 2016 and June 30, 2016:

We did not design and maintain effective controls related to the recoverability of the carrying value of property and equipment. Specifically, we did not design a review precise enough to determine the accuracy and support of certain assumptions related to the property and equipment impairment assessments.

The control deficiency constituted a material weakness, but did not result in a material misstatement to our consolidated financial statements for the year ended December 31, 2015 (or any of the condensed consolidated financial statements for the quarters included therein) nor to the unaudited condensed consolidated financial statements for the periods ended March 31, 2016, June 30, 2016 or September 30, 2016. Additionally, this material weakness could result in a misstatement of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

We will be amending our Annual Report on Form 10-K for the year ended December 31, 2015 to reflect the conclusion by management that our internal control over financial reporting and disclosure controls and procedures were not effective as of December 31, 2015. We are in the process of remediating the identified deficiency in internal control over financial reporting but we are unable at this time to estimate when the remediation effort will be completed.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended September 30, 2016 that materially affected, or that are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.	Legal Proceedings

The information set forth under the caption “Litigation” in Note 13 of the Notes to the Unaudited Consolidated Financial Statements in Item 1 of Part 1 of this report is incorporated by reference in response to this item.

Item 1A.	Risk Factors

Security holders and potential investors in our securities should carefully consider the risk factors set forth in our Annual Report on Form 10-K (Commission File No. 001-36354) filed with the SEC on February 17, 2016, and Quarterly Report on Form 10-Q (Commission File No. 001-36354) filed with the SEC on August 8, 2016 together with other information in this report and other reports and materials we file with the SEC. We have identified these risk factors as important factors that could cause our actual results to differ materially from those contained in any written or oral forward-looking statements made by us or on our behalf.

We have identified a material weakness in our internal control over financial reporting that could, if not remediated, result in material misstatements in our financial statements.

As described in Part I, Item 4. “Evaluation of Disclosure Controls and Procedures” of this report, a material weakness in our controls over financial reporting existed since December 31, 2015, related to our review of the accuracy and support of certain assumptions related to the property and equipment impairment assessments, which impacts our analysis of the recoverability of the carrying value of property and equipment. As of the end of the period covered by this report, our management, with the participation of our Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”) evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Rule 13a-15(b) and 15d-15(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Based upon that evaluation and because of the material weakness noted above, the CEO and CFO concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.

We are taking specific steps to remediate the material weakness that we identified; however, the material weakness will not be remediated until the necessary controls have been implemented and we have determined the controls to be operating effectively. Because the reliability of the internal control process requires repeatable execution, the successful remediation of this material weakness will require review and evidence of effectiveness prior to concluding that the controls are effective. In addition, we may need to take additional measures to address the material weakness or modify the remediation steps, and we cannot be certain that the measures we have taken, and expect to take, to improve our internal controls will be sufficient to address the issues identified, to ensure that our internal controls are effective or to ensure that the identified material weakness will not result in a material misstatement of our annual or interim consolidated financial statements. Implementing any appropriate changes to our internal controls may distract our officers and employees from other management duties and require material cost to implement new process or modify our existing processes. If we are unable to correct the material weakness or deficiencies in internal controls in a timely manner, our ability to record, process, summarize and report financial information accurately and within the time periods specified in the rules and forms of the SEC, will be adversely affected. This failure could negatively affect the price of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

Although we are committed to continuing to improve our internal control processes to ensure the adequacy of the internal controls over financial reporting, any control system, regardless of how well designed, operated and evaluated, can provide only reasonable, not absolute, assurance that its objectives will be met. Therefore, we cannot be certain that, in the future, additional material weaknesses or significant deficiencies will not exist or otherwise be discovered. If our efforts to address a material weakness identified are not successful, or if other deficiencies occur, these weaknesses or deficiencies could result in misstatements of our annual or interim consolidated financial statements, negatively affect the price of our common stock, cause investors to lose confidence in our reported financial information, subject us to civil and criminal investigations and penalties and generally materially and adversely impact our business and financial condition.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Issuer Purchases of Equity Securities

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program
July 1, 2016 - July 31, 2016	1,605,773	$0.10	—	—
August 1, 2016 - August 31, 2016(b)	—	—	—	—
September 1, 2016 - September 30, 2016	192,989	$17.31	—	—
Total	1,798,762		—	—

(a)
Reflects shares surrendered as payment for statutory withholding taxes upon the vesting of restricted stock or restricted stock units, as applicable, issued pursuant to the Seventy Seven Energy Inc. 2014 Incentive Plan and the Seventy Seven Energy Inc. Amended and Restated 2014 Incentive Plan for the period ending July 31, 2016 and the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan for the period ending September 30, 2016.

(b)	In connection with the Company’s emergence from Chapter 11 bankruptcy on August 1, 2016, all Predecessor common stock was canceled.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	July 20, 2016
3.1	Certificate of Conversion from Oklahoma corporation to Delaware	8-K	001-36354	3.1	July 28, 2016
3.2	Certificate of Formation of Delaware limited liability company	8-K	001-36354	3.2	July 28, 2016
3.3	Limited Liability Company Agreement of Seventy Seven Energy LLC (a Delaware limited liability company)	8-K	001-36354	3.3	July 28, 2016
3.4	Certificate of Conversion from Delaware limited liability company to Delaware corporation	8-K	001-36354	3.4	July 28, 2016
3.5	Certificate of Incorporation of Seventy Seven Energy, Inc.	8-K	001-36354	3.1	August 4, 2016
3.6	Bylaws of Seventy Seven Energy, Inc.	8-K	001-36354	3.2	August 4, 2016
10.1	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	August 4, 2016
10.2	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	August 4, 2016
10.3	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	August 4, 2016
10.4	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	August 4, 2016
10.5	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	August 4, 2016
10.6	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	August 4, 2016
10.7	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	August 4, 2016
10.8	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	August 4, 2016
10.9	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	August 4, 2016
10.10	Form of Indemnification Agreement	8-K	001-36354	10.1	September 23, 2016
10.11	Employment Agreement entered into between the Seventy Seven Energy Inc. and Karl Blanchard as of September 23, 2016	8-K	001-36354	10.2	September 23, 2016
10.12	Employment Agreement entered into between the Seventy Seven Energy Inc. and Cary Baetz as of September 23, 2016	8-K	001-36354	10.3	September 23, 2016
10.13	Employment Agreement entered into between the Seventy Seven Energy Inc. and James Minmier as of September 23, 2016	8-K	001-36354	10.4	September 23, 2016

10.14	Employment Agreement entered into between the Seventy Seven Energy Inc. and William Stanger as of September 23, 2016	8-K	001-36354	10.5	September 23, 2016
10.15	Employment Agreement entered into between the Seventy Seven Energy Inc. and Jerry Winchester as of September 23, 2016	8-K	001-36354	10.6	September 23, 2016
10.16	Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan	8-K	001-36354	10.7	September 23, 2016
10.17	Form of Director Restricted Stock Unit Award Agreement	8-K	001-36354	10.1	September 27, 2016
10.18	Form of Executive Restricted Stock Unit Award Agreement	8-K	001-36354	10.2	September 27, 2016
10.19	Form of Employee Restricted Stock Unit Award Agreement	8-K	001-36354	10.3	September 27, 2016
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

November 9, 2016	SEVENTY SEVEN ENERGY INC.
	By:	/s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

	By:	/s/ Cary Baetz
Cary Baetz
Chief Financial Officer and Treasurer

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	July 20, 2016
3.1	Certificate of Conversion from Oklahoma corporation to Delaware	8-K	001-36354	3.1	July 28, 2016
3.2	Certificate of Formation of Delaware limited liability company	8-K	001-36354	3.2	July 28, 2016
3.3	Limited Liability Company Agreement of Seventy Seven Energy LLC (a Delaware limited liability company)	8-K	001-36354	3.3	July 28, 2016
3.4	Certificate of Conversion from Delaware limited liability company to Delaware corporation	8-K	001-36354	3.4	July 28, 2016
3.5	Certificate of Incorporation of Seventy Seven Energy, Inc.	8-K	001-36354	3.1	August 4, 2016
3.6	Bylaws of Seventy Seven Energy, Inc.	8-K	001-36354	3.2	August 4, 2016
10.1	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	August 4, 2016
10.2	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	August 4, 2016
10.3	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	August 4, 2016
10.4	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	August 4, 2016
10.5	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	August 4, 2016
10.6	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	August 4, 2016
10.7	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	August 4, 2016
10.8	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	August 4, 2016
10.9	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	August 4, 2016
10.10	Form of Indemnification Agreement	8-K	001-36354	10.1	September 23, 2016
10.11	Employment Agreement entered into between the Seventy Seven Energy Inc. and Karl Blanchard as of September 23, 2016	8-K	001-36354	10.2	September 23, 2016
10.12	Employment Agreement entered into between the Seventy Seven Energy Inc. and Cary Baetz as of September 23, 2016	8-K	001-36354	10.3	September 23, 2016
10.13	Employment Agreement entered into between the Seventy Seven Energy Inc. and James Minmier as of September 23, 2016	8-K	001-36354	10.4	September 23, 2016
10.14	Employment Agreement entered into between the Seventy Seven Energy Inc. and William Stanger as of September 23, 2016	8-K	001-36354	10.5	September 23, 2016

10.15	Employment Agreement entered into between the Seventy Seven Energy Inc. and Jerry Winchester as of September 23, 2016	8-K	001-36354	10.6	September 23, 2016
10.16	Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan	8-K	001-36354	10.7	September 23, 2016
10.17	Form of Director Restricted Stock Unit Award Agreement	8-K	001-36354	10.1	September 27, 2016
10.18	Form of Executive Restricted Stock Unit Award Agreement	8-K	001-36354	10.2	September 27, 2016
10.19	Form of Employee Restricted Stock Unit Award Agreement	8-K	001-36354	10.3	September 27, 2016
12.1	Schedule of Computation of Ratio of Earnings to Fixed Charges.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.