Form 10-K/A
period 2015-12-31
Seventy Seven Energy Inc.
filed 2016-12-19
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
Form 10-K/A
Amendment No. 2

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

EXPLANATORY NOTE

Seventy Seven Energy Inc. (“Company,” “we,” “us,” or “our”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment No. 2”) to its Annual Report on Form 10-K for the fiscal year ended December 31, 2015, which was originally filed with the Securities and Exchange Commission (the “SEC”) on February 17, 2016 (the “Original Filing”), and amended by Amendment No. 1 filed with the SEC on April 29, 2016 (“Amendment No. 1”), to amend and restate Item 9A of Part II, “Controls and Procedures,” with respect to (1) our conclusions regarding the effectiveness of our disclosure controls and procedures and our internal control over financial reporting and (2) PricewaterhouseCoopers LLP’s related attestation report.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), new certifications of our principal executive officer and principal financial officer are also being filed as exhibits to this Amendment No. 2. This Amendment No. 2 does not reflect events occurring after the filing of the Original Filing, or modify or update the disclosures therein in any way other than as described in the paragraph above, including (but not limited to) the following events that occurred in connection with our emergence from Chapter 11 on August 1, 2016: (i) our conversion from an Oklahoma corporation to a Delaware corporation, (ii) the delisting of our then-existing common stock from the New York Stock Exchange and deregistration of such common stock under Section 12(b) of the Exchange Act and (iii) the registration of our Series B Warrants and Series C Warrants which are registered under Section 12(g) of the Exchange Act. Accordingly, this Amendment No. 2 should be read in conjunction with the Original Filing, as amended by Amendment No. 1, and the Company’s other filings made with the SEC subsequent to the filing of the Original Filing.

PART II

Item 9A.    Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2015. At the time that our Annual Report on Form 10-K for the year ended December 31, 2015 was filed on February 17, 2016, our CEO and CFO concluded that our disclosure controls and procedures were effective as of December 31, 2015. Subsequent to that evaluation, our CEO and CFO concluded that our disclosure controls and procedures were not effective as of December 31, 2015 because of the material weakness in our internal control over financial reporting described below. Notwithstanding the material weakness described below, our management has concluded that the Company’s consolidated financial statements for the periods covered by and included in our Original Filing are fairly stated in all material respects in accordance with generally accepted accounting principles in the United States of America for each of the periods presented.

Management's Report on Internal Control Over Financial Reporting (As Restated)

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) of the Exchange Act.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2015 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Subsequent to that evaluation, our management identified a material weakness in internal control over financial reporting as of December 31, 2015 as further described below. Therefore, management concluded our internal control over financial reporting was not effective as of December 31, 2015.
A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. Management has identified the following control deficiency that constituted a material weakness in our internal control over financial reporting as of December 31, 2015:

We did not design and maintain effective controls related to the recoverability of the carrying value of property and equipment. Specifically, we did not design a review precise enough to determine the accuracy and support of certain assumptions related to the property and equipment impairment assessments.

The control deficiency did not result in a material misstatement to the Company’s consolidated financial statements for the year ended December 31, 2015. However, this control deficiency could result in misstatements of the aforementioned account balances or disclosures that would result in a material misstatement to the annual or interim consolidated financial statements that would not be prevented or detected.

In Management’s Report on Internal Control Over Financial Reporting included in our Original Filing, our management, including our CEO and CFO, concluded that we maintained effective internal control over financial reporting as of December 31, 2015. Our management subsequently concluded that the material weakness described above existed as of December 31, 2015. As a result, we have concluded that we did not maintain effective internal control over financial reporting as of December 31, 2015, based on the criteria in “Internal Control-Integrated Framework” (2013), issued by the COSO. Accordingly, our management has restated its report on internal control over financial reporting.

The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report, which appears in this Amendment No. 2.

Remediation Plan for the Material Weakness

Our management is actively engaged in the planning for, and implementation of, remediation efforts to address the material weakness identified above. Specifically, our management is in the process of re-designing its processes and controls related to the recoverability of the carrying value of property and equipment such that the review activities are precise enough to determine the accuracy and support of certain assumptions related to the property and equipment impairment assessments. Our management believes that these actions will remediate the material weakness in internal control over financial reporting described above.

Changes in Internal Control Over Financial Reporting

Other than as described above, there have been no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seventy Seven Energy Inc.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Seventy Seven Energy Inc. and its subsidiaries (the “Company”) at December 31, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Management and we previously concluded that the Company maintained effective internal control over financial reporting as of December 31, 2015. However, management has subsequently determined that a material weakness in internal control over financial reporting related to the recoverability of the carrying value of property and equipment existed as of that date. Accordingly, management’s report has been restated and our present opinion on internal control over financial reporting, as presented herein, is different from that expressed in our previous report. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting existed as of that date related to the recoverability of the carrying value of property and equipment. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in Management’s Report on Internal Control Over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our integrated audits. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

As discussed in Note 2 to the consolidated financial statements, the Company is actively exploring and evaluating strategic alternatives to reduce the level of the Company’s long-term debt and lower its future cash interest obligations.

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

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
February 17, 2016, except with respect to our opinion on internal control over financial reporting insofar as it relates to the effects of the matter described in the penultimate paragraph of Management’s Report of Internal Control Over Financial Reporting, as to which date is December 19, 2016

PART IV

Item 15.        Exhibits, Financial Statement Schedules

The following exhibits are filed as a part of this report:

Exhibit Number	Exhibit Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Signature	Capacity	Date

/s/ Jerry Winchester	Director, President and Chief Executive Officer (Principal Executive Officer)	December 19, 2016
Jerry Winchester

/s/ Cary Baetz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	December 19, 2016
Cary Baetz

INDEX TO EXHIBITS

Exhibit Number	Exhibit Description
23.1	Consent of PricewaterhouseCoopers LLP.
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.