Form 10-K
period 2016-12-31
Seventy Seven Energy Inc.
filed 2017-02-13
CIK 1532930

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2016

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

Title of Class
Series B Warrants to purchase Common Stock, par value $0.01
Series C Warrants to purchase Common Stock, par value $0.01

Indicate by check mark whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ¬    No  ☒

Indicate by check mark whether the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ¬    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ¬

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ¬

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ¬

Indicate by check mark whether the registrant is a large accelerated filer, accelerated filer, non-accelerated filer, or smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	¬	Accelerated filer	¬

Non-accelerated filer	¬ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ¬    No  ☒

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.    Yes  ☒    No  ☐

The aggregate market value of the common equity held by non-affiliates as of June 30, 2016 was approximately $5.2 million. At February 9, 2017, there were 22,932,522 shares of our $0.01 par value common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive proxy statement relating to the 2017 Annual Meeting of Stockholders of Seventy Seven Energy Inc., which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2016, are incorporated by reference in Item 10, Item 11, Item 12, Item 13 and Item 14 of Part III of this Form 10-K.

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

Our actual results could differ materially from those anticipated in these forward-looking statements as a result of many factors, including the following factors:

•	the effects of the pending merger with Patterson-UTI Energy, Inc. (“Patterson-UTI”) on our business and operations;

•	potential adverse effects if the merger with Patterson-UTI is not completed;

•
potential adverse effects of our emergence from the Chapter 11 proceedings on our liquidity, results of operations, brand or business prospects and our ability to operate our business following such date;

•	the effects of the bankruptcy filing on our business and the interests of various creditors, equity holders and other constituents;

•	market prices for oil and natural gas;

•	our customers’ expenditures for oilfield services;

•
dependence on Chesapeake Energy Corporation (“CHK”) and its working interest partners for a majority of our revenues and our ability to secure new customers or provide additional services to existing customers;

•	the limitations that our level of indebtedness may have on our financial flexibility and restrictions in our debt agreements;

•	our ability to develop and maintain effective internal controls

•	the cyclical nature of the oil and natural gas industry;

•	changes in supply and demand of drilling rigs, hydraulic fracturing fleets and rental equipment;

•	our credit profile;

•	access to and cost of capital;

•	hazards and operational risks that may not be fully covered by insurance;

•	increased labor costs or the unavailability of skilled workers;

•	competitive conditions;

•	legislative or regulatory changes, including changes in environmental regulations, drilling regulations and liability under federal and state environmental laws and regulations; and

•	the factors generally described in Item 1A “Risk Factors” in this report.

If one or more events related to these or other risks and uncertainties materialize, or if our underlying assumptions prove to be incorrect, our actual results may differ materially from what we anticipate. Except as may be required by law, we do not intend, and do not assume any obligation, to update any forward-looking statements.

PART I

Item 1.	Business

We are a diversified oilfield services company that provides a wide range of wellsite services and equipment to U.S. land-based exploration and production (“E&P”) customers operating in unconventional resource plays. We offer services and equipment that are strategic to our customers’ oil and natural gas operations. Our services include drilling, hydraulic fracturing and oilfield rentals. Our operations are geographically diversified across many of the most active oil and natural gas plays in the onshore United States, including the Anadarko and Permian Basins and the Eagle Ford, Haynesville, Marcellus, Niobrara and Utica Shales.

Information About Us

We make available free of charge on our website at www.77nrg.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and amendments to those reports as soon as reasonably practicable after we electronically file such material with or furnish it to the U.S. Securities and Exchange Commission (the “SEC”).

Patterson-UTI Merger Agreement

On December 12, 2016, SSE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patterson-UTI Energy, Inc., a Delaware corporation, and Pyramid Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Patterson-UTI (“Merger Sub”), pursuant to which Patterson-UTI will acquire SSE in exchange for newly issued shares of Patterson-UTI common stock, par value $0.01 per share (“Patterson-UTI Common Stock”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into SSE, with SSE continuing as the surviving entity and a wholly owned subsidiary of Patterson-UTI (the “Merger”). The transaction is subject to approvals from each company’s stockholders, regulatory approvals and customary closing conditions. The transaction is expected to close late in the first quarter or early in the second quarter of 2017. However, SSE cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of the Company.

In connection with the execution of the Merger Agreement, certain affiliates of Axar Capital Management, LLC, BlueMountain Capital Management, LLC and Mudrick Capital Management, L.P. entered into voting and support agreements with Patterson-UTI, pursuant to which each such stockholder agreed to vote all of its shares of SSE common stock in favor of the adoption of the merger agreement and against, among other things, alternative transactions. As of February 9, 2017, those stockholders held and are entitled to vote in the aggregate approximately 59% of the issued and outstanding shares of SSE common stock entitled to vote at the SSE special meeting. In the event that SSE’s board of directors changes its recommendation that SSE stockholders adopt the merger agreement, such stockholders, taken together, will be required to vote shares that, in the aggregate, represent 39.99% of the issued and outstanding shares of SSE common stock on such proposal, with each such stockholder being able to vote the balance of its shares of SSE common stock on such proposal in such stockholder’s sole discretion.

For further information about the merger, see Note 2 “Patterson-UTI Merger Agreement” of the Notes to Consolidated Financial Statements in Item 8 herein.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings

On June 7, 2016, SSE and its subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (the “Bankruptcy Petitions”) under Chapter 11 of the United States Code (“Chapter 11” or the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”), case number 16-11409. The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The subsidiary Debtors in these Chapter 11 cases were Seventy Seven Operating LLC (“SSO”), Seventy Seven Land Company LLC, Seventy Seven Finance Inc. (“SSF”), Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC, Nomac Drilling, L.L.C., SSE Leasing LLC, Keystone Rock & Excavation, L.L.C. and Great Plains Oilfield Rental, L.L.C., which represent all subsidiaries of the Company. On July 14, 2016, the Bankruptcy Court issued an order (the “Confirmation Order”) confirming the Joint Pre-packaged Plan of Reorganization (as amended and supplemented, the “Plan”) of the Debtors. On

August 1, 2016 (the “Effective Date”), the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases. For further information about the reorganization, see Note 3 “Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events” of the Notes to Consolidated Financial Statements in Item 8 herein.

Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after August 1, 2016 are not comparable with the financial statements prior to the Effective Date. The discussion and analysis of our financial condition and results of operations contained herein relates to the five months ended December 31, 2016 (the “2016 Successor Period”), the seven months ended July 31, 2016 (the “2016 Predecessor Period”) and the years ended December 31, 2015 and 2014. For additional information about the application of fresh-start accounting, see Note 4 “Fresh-Start Accounting” of the Notes to Consolidated Financial Statements in Item 8 herein.

Spin-Off

On June 30, 2014, we separated from CHK in a series of transactions, which we refer to as the “spin-off.” Prior to the spin-off, we were an Oklahoma limited liability company operating under the name “Chesapeake Oilfield Operating, L.L.C.” (“COO”) and an indirect, wholly-owned subsidiary of CHK. As part of the spin-off, we converted to an Oklahoma corporation operating under the name “Seventy Seven Energy Inc.” All of the equity in our Company was distributed pro rata to CHK’s shareholders and we became an independent, publicly traded company. Please read “—The Spin-Off” for further discussion of the transactions in which SSE became an independent public company and the agreements we entered into with CHK in connection with the spin-off.

Our Operating Segments

We conduct our business through three operating segments: Drilling, Hydraulic Fracturing and Oilfield Rentals. For financial information pertaining to our operating segments, please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 20 “Segment Information” of the Notes to Consolidated Financial Statements in Items 7 and 8, respectively, of this report.

Drilling

Our drilling segment is operated through our wholly-owned subsidiary, Nomac Drilling, L.L.C., and provides land-based drilling services.

Drilling rig fleet. Our all-electric rig fleet, one of the largest in the industry, is categorized into two operational “Tiers.” All of our rigs are equipped with top drives. Our AC powered Tier 1 and DC powered Tier 2 rigs are predominantly equipped with 1,600 horsepower mud pumps. Approximately 79% of our rigs are multi-well pad capable, equipped with skidding or walking systems.

As of December 31, 2016, our marketed rig fleet of 91 all-electric rigs consisted of 40 Tier 1 rigs, including 28 proprietary PeakeRigs™, and 51 Tier 2 rigs. Our PeakeRigs™ are designed for long lateral drilling of multiple wells from a single location, which makes them well-suited for unconventional resource development.

Drilling customers and contracts. Our customers, as operators of the wells that we service, engage us and pay our fees. These contracts provide for drilling services on a well-by-well basis or for a term of a certain number of days or a certain number of wells. As of December 31, 2016, all of our drilling contracts were daywork contracts. A daywork contract generally provides for a basic rate per day when drilling (the day rate for our providing a rig and crew) and for lower rates when the rig is moving, or when drilling operations are interrupted or restricted by equipment breakdowns, adverse weather conditions or other certain conditions beyond our control. In addition, daywork contracts may provide for a lump-sum fee for the mobilization and demobilization of the rig, which in most cases approximates our incurred costs. Many of our drilling contracts are also subject to termination by the customer. Under certain of these contracts, we have agreed to allow customers to pay the termination cost over the life of the contract in lieu of a lump sum, and we refer to a rig in this circumstance as “idle but contracted” or “IBC.” IBC payments are structured to preserve our anticipated operating margins for the affected rigs through the end of the contract terms.

Hydraulic Fracturing

Our hydraulic fracturing segment is operated through our wholly-owned subsidiary, Performance Technologies, L.L.C. (“PTL”), and provides high-pressure hydraulic fracturing (or frac) services and other well stimulation services.

Hydraulic fracturing services. As of December 31, 2016, we own 13 hydraulic fracturing fleets with an aggregate of approximately 500,000 horsepower, and six of these fleets are contracted in the Anadarko Basin and the Eagle Ford Shale. Our equipment currently has an average age of approximately four and one-half years.

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

Companies offering fracturing services typically own and operate fleets of mobile, high-pressure pumping systems and other heavy equipment. We refer to these pumping systems, each of which consists of a high-pressure reciprocating pump, diesel engine, transmission and various hoses, valves, tanks and other supporting equipment, all typically mounted to a flat-bed trailer, as “fracturing units.” The group of fracturing units, other equipment and vehicles necessary to perform a typical fracturing job is referred to as a “fleet.” Each fleet typically consists of eight to 20 fracturing units; two or more blenders (one used as a backup), which blend the proppant and chemicals into the fracturing fluid; sand bins, which are large containers used to store sand on location; various vehicles used to transport sand, chemicals, gels and other materials; and various service trucks and a monitoring van equipped with monitoring equipment and computers that control the fracturing process. The personnel assigned to each fleet are commonly referred to as a “crew.”

An important element of fracturing services is determining the proper fracturing fluid, proppants and injection program to maximize recovery from a given well. We employ field engineering personnel to provide technical evaluation and job design recommendations for customers as an integral element of our fracturing service. Technological developments in the industry over the past several years have focused on proppant density control, liquid gel concentrate capabilities, computer design and monitoring of jobs and cleanup properties for fracturing fluids.

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

Hydraulic fracturing customers and contracts. We contract with our customers pursuant to master services agreements that specify payment terms, audit rights and insurance requirements and allocate certain operational risks through indemnity and similar provisions. We supplement these agreements for each engagement with a bid proposal, subject to customer acceptance, containing terms such as the estimated number of fracturing stages to be performed, pricing, quantities of products required, and horsepower and pressure ratings of the hydraulic fracturing fleets to be used. We are generally compensated based on the number of fracturing stages we complete, and we recognize revenue upon the completion of each fracturing stage. We typically complete one or more fracturing stages per day during the course of a job. A stage is considered complete when the customer requests that pumping discontinue for that stage. Invoices typically include service charges that are determined by hydraulic horsepower requirements and achieved rate of barrels per minute along with product charges for sand, chemicals and other products actually consumed during the course of providing our services.

Oilfield Rentals

Our oilfield rentals segment is operated through our wholly-owned subsidiary, Great Plains Oilfield Rental, L.L.C., and provides premium rental tools and specialized services for land-based drilling, completion and workover activities. We offer an extensive line of rental tools, including a full line of tubular products specifically designed for horizontal drilling and completion, with high-torque, premium-connection drill pipe, drill collars and tubing. Additionally, we offer surface rental equipment including blowout preventers, frac tanks, mud tanks and environmental containment that encompass all phases of the hydrocarbon extraction and production process. Our air drilling equipment and services enable extraction in select basins where certain segments of formations preclude the use of drilling fluid, permitting operators to drill through problematic zones without the risk of fluid absorption and damage to the wellbore. We also provide frac-support services, including rental and rig-

up/rig-down of wellhead pressure control equipment (“frac stacks”), delivery of on-site frac water through a water transfer operation using innovative lay-flat pipe, and monitoring and controlling of production returns. As of December 31, 2016, we offered oilfield rental services in the Mid-Continent region, Permian Basin and the Eagle Ford, Haynesville, Marcellus, Niobrara and Utica Shales. We price our rentals and services based on the type of equipment being rented and the services being performed. Substantially all rental revenue we earn is based upon a charge for the actual period of time the rental is provided to our customer on a market-based, fixed per-day or per-hour fee.

Former Oilfield Trucking

Our former oilfield trucking segment provided drilling rig relocation and logistics services as well as fluid handling services. During the second quarter of 2015, we sold Hodges Trucking Company, L.L.C., which provided drilling rig relocation and logistics services (please read Note 8 “Sale of Hodges Trucking Company, L.L.C.” of the Notes to Consolidated Financial Statements in Item 8 herein), and we also sold our water hauling assets. As part of the spin-off, we sold our crude hauling assets to a third party.

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

We are a party to a master services agreement (the “Master Services Agreement”) with CHK, pursuant to which we provide drilling and other services and supply materials and equipment to CHK. The Master Services Agreement contains general terms and provisions, specifies payment terms, audit rights and insurance requirements and allocates certain operational risks through indemnity and similar provisions. The agreement will remain in effect until we or CHK provide 30 days written notice of termination. The specific terms of each drilling services request are typically provided pursuant to drilling contracts on a well-by-well basis or for a term of a certain number of days or wells. The specific terms of each request for other services are typically set forth in a field ticket or purchase or work order. We believe that our drilling contracts, field tickets or purchase or work orders with CHK are substantially similar to those in prevailing industry contracts, specifically as they relate to pricing, liabilities and payment terms.

In connection with the spin-off, we supplemented the Master Service Agreement with certain new services agreements, including new drilling contracts and a services agreement for hydraulic fracturing services, among others. Please read “—The Spin-Off—Agreements Between Us and CHK” for further discussion of the new services agreements.

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

Employees

At every level of our operations, our employees are critical to our success and committed to operational excellence. Our senior management team has extensive experience building, acquiring and managing oilfield services and other assets. Their focus is on optimizing our business and expanding operations. On an operations level, our supervisory and field personnel are empowered with the training, tools and confidence required to succeed in their jobs. As of December 31, 2016, we employed approximately 1,700 people, none of whom were covered by collective bargaining agreements, and we consider our relationships with our employees to be good.

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

We are covered under insurance policies that we believe are customary in the industry with customary deductibles or self-insured retentions. However, there are no assurances that this insurance will be adequate to cover all losses or exposure to liability. We carry $100.0 million in excess liability umbrella policies over our general liability, automobile liability, non-owned aviation liability and employer’s liability policies, as well as a $10.0 million contractor’s pollution liability policy. We provide workers’ compensation insurance coverage to employees in all states in which we operate. While we believe these policies are customary in the industry, they do not provide complete coverage against all operating risks. In addition, our insurance does not cover penalties or fines that may be assessed by a governmental authority. A loss not fully covered by insurance could have a material adverse effect on our financial position, results of operations and cash flows. The insurance coverage that we maintain may not be sufficient to cover every claim made against us and may not be available for purchase in the future on terms we consider commercially reasonable, or at all. Also, in the past, insurance rates have been subject to wide fluctuation, and changes in coverage could result in less coverage, increases in cost or higher deductibles and self-insured retentions.

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

In general, any material limitations on contractual indemnity obligations arise only by applicable state law or public policy. Many states place limitations on contractual indemnity agreements, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Texas, Louisiana, New Mexico and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us. Please read “Risk Factors—Risks Relating to Our Industry and Our Business” in Item 1A of this report.

Safety and Maintenance

Our business involves the operation of heavy and powerful equipment which can result in serious injuries to our employees and third parties and substantial damage to property and the environment. We have comprehensive health, safety and environmental (“HSE”) and training programs designed to reduce accidents in the workplace and improve the efficiency of our operations. In addition, our largest customers place great emphasis on HSE and the quality management programs of their contractors. We believe that these factors will gain further importance in the future. We have directed substantial resources toward employee HSE and quality management training programs as well as our employee review process and have benefited from steadily decreasing incident frequencies.

Regulation of Operations

We operate under the jurisdiction of a number of federal, state and local regulatory bodies that regulate worker safety, the handling of hazardous materials, the transportation of explosives, the protection of the environment and safe driving procedures. Regulations concerning equipment certification create an ongoing need for regular maintenance that is incorporated into our daily operating procedures. Please read “Risk Factors—Risks Relating to Our Industry and Our Business” in Item 1A of this report.

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

Environmental Matters

Our operations are subject to various federal, state and local environmental, health and safety laws and regulations pertaining to the release, emission or discharge of materials into the environment, the generation, storage, transportation, handling and disposal of materials (including solid and hazardous wastes) or the safety of employees, or otherwise relating to preservation or protection of human health and safety, pollution prevention or remediation, natural resources, wildlife or the environment. Federal environmental, health and safety requirements that govern our operations include the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), the Clean Water Act, the Safe Drinking Water Act (“SDWA”), the Clean Air Act (the “CAA”), the Resource Conservation and Recovery Act (“RCRA”), the Endangered Species Act, the Migratory Bird Treaty Act, the Occupational Safety and Health Act, and the regulations promulgated pursuant to such laws.

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

We own or lease a number of properties that have been used as service yards in support of oil and natural gas exploration and production activities. Although we have utilized operating and disposal practices that we considered to be standard in the industry at the time, repair and maintenance activities on rigs and equipment stored in these service yards may have resulted in the disposal or release of hydrocarbons, wastes, or hazardous substances, including Naturally Occurring Radioactive Material (“NORM”) at or from these yards or at or from other locations where these wastes have been taken for treatment, storage or disposal. In addition, we own or lease properties that in the past were used by third parties whose operations were not under our control. These properties and any hydrocarbons or other materials handled thereon may be subject to CERCLA, RCRA or analogous state laws. Under these types of laws, we could be required to remove or remediate previously released hazardous substances, wastes or property contamination, or to pay for such cleanup activity.

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

The Federal Water Pollution Control Act (commonly known as “the Clean Water Act”) and resulting regulations, which are primarily implemented through a system of permits, govern the discharge of certain contaminants into waters of the United States. Violation of the Clean Water Act requirements may result in a fine as well as an order to stop facility construction or operation or to stop hauling wastewaters to third party facilities. In addition, the Federal Oil Pollution Act of 1990 (“OPA”) and resulting regulations impose a variety of obligations on responsible parties related to the prevention of oil spills and liability for damages resulting from such spills in waters of the United States.

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

We have made and will continue to make expenditures to comply with health, safety and environmental regulations and requirements. These are necessary business costs in the oilfield services industry. Although we are not fully insured against all environmental, health and safety risks, and our insurance does not cover any penalties or fines that may be issued by a governmental authority, we maintain insurance coverage which we believe is customary in the industry. Moreover, it is possible that other developments, such as stricter and more comprehensive environmental, health and safety laws and regulations, as well as claims for damages to property or persons, resulting from company operations, could result in substantial costs and liabilities, including administrative, civil and criminal penalties, to us. We believe that we are in material compliance with applicable health, safety and environmental laws and regulations. We believe that the cost of maintaining compliance with these laws and regulations will not have a material adverse effect on our business, financial position and results of operations, but new or more stringent regulations could increase the cost of doing business and could have a material adverse effect on our business. Moreover, accidental releases or spills may occur in the course of our operations, causing us to incur significant costs and liabilities, including for third-party claims for damage to property and natural resources or personal injury. Please read “Risk Factors—Risks Relating to Our Industry and Our Business” in Item 1A of this report.

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

Legislative and regulatory efforts at the federal, state and local levels have been initiated that may impose additional requirements on our oilfield services, including hydraulic fracturing. In a few instances these have included bans on hydraulic fracturing. To date, these initiatives have not materially affected our operations, but they could spur further action towards federal, state, or local legislation and regulation of hydraulic fracturing activities. At this time, it is not possible to estimate the potential impact on our business of such additional federal, state, or local legislation or regulations affecting hydraulic fracturing. In addition, there is a growing trend among states to require us to provide information about the chemicals and products we maintain on location and use during hydraulic fracturing activities. Many of these laws and regulations require that we disclose information about these chemicals and products. In certain cases, these chemicals and products are manufactured and/or imported by third parties and we therefore must rely upon such third parties for such information. The consequences of any inaccurate disclosure, failure to disclose, or disclosure of confidential or proprietary information by us could have a material adverse effect on our business, financial condition and operational results. See “Risk Factors - Changes in laws or government regulations regarding hydraulic fracturing could increase our costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business” in Item 1A of this report.

Greenhouse Gas Regulations. In June 2013, President Obama unveiled a Presidential climate action plan designed to reduce emissions in the U.S. of methane, carbon dioxide and other greenhouse gases (“GHG”). In furtherance of that plan, the Obama Administration launched a number of initiatives, including the development of standards restricting GHG emissions from light, medium and heavy-duty vehicles and of a Strategy to Reduce Methane Emissions from the oil and gas industry. The former Administration’s goal was to reduce methane emissions from the oil and gas industry by 40-45% by 2025 as compared to 2012 levels. Accordingly, the Environmental Protection Agency (“EPA”) adopted and implemented a comprehensive suite of regulations to restrict emissions of greenhouse gases under existing provisions of the Clean Air Act (“CAA”). For instance, in May 2016, the EPA issued final new source performance standards governing methane emissions, imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage, and transmission facilities. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. Similarly, the Bureau of Land Management issued final rules in November 2016 relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. Furthermore, various state and local governments are considering enacting new legislation and promulgating new regulations governing or restricting GHG emissions from stationary sources such as our equipment and operations or promoting the use of renewable energy. Finally, in April 2016, the United States signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years. See “Risk Factors - Our operations may incur substantial liabilities to comply with climate change legislation and regulatory initiatives.” in Item 1A of this report.

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

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. The filings of the Bankruptcy Petitions constituted an event of default with respect to the 2019 Notes, the 2022 Notes, the Term Loan and the Incremental Term Loan (collectively, the “Outstanding Debt”) and constituted an event of default under our $275.0 million senior secured revolving credit facility (the “Pre-Petition Credit Facility”). See Note 11 “Debt” of the Notes to Consolidated Financial Statements in Item 8 herein. Pursuant to Chapter 11, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtor’s property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Debt, creditors were generally stayed from taking action as a result of these defaults. These defaults were deemed waived or cured upon the Effective Date of the Plan. The Debtors also filed the Plan and a related solicitation and disclosure statement on June 7, 2016.

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

The Plan contemplated that we continue our day-to-day operations substantially as previously conducted and that all of our commercial and operational contracts remained in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan included:

•	payment in full of all trade creditors and other general unsecured creditors in the ordinary course of business;

•	the exchange of the full $650.0 million of the 2019 Notes into 96.75% of new common stock issued in the reorganization (the “New Common Stock”);

•	the exchange of the full $450.0 million of the 2022 Notes for 3.25% of the New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values;

•	the issuance to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;

•
the maintenance of our $400.0 million existing secured Term Loan while the lenders holding Term Loans (i) received (a) payment of an amount equal to 2% of the Term Loans; and (b) as further security for the Term Loans, second-priority liens and security interests in the collateral securing the company’s New ABL Credit Facility (as defined herein), which collateral, together with the existing collateral securing the Term Loans and Tranche A Incremental Term Loans, is governed by an inter-creditor agreement among the applicable secured parties; and (ii) continued to hold Term Loans under the Term Loan Credit Agreement, as amended to reflect, among other modifications, the reduction of the maturity date of the Term Loans by one year and an affirmative covenant by the Company to use commercially reasonably efforts to maintain credit ratings for the Term Loans; and

•
the payment of a consent fee equal to 2% of the Incremental Term Loan plus $15.0 million of the outstanding Incremental Term Loan balance, together with the maintenance of the remaining $84.0 million balance of the Incremental Term Loan on identical terms, except for the suspension of any prepayment premium for a period of 18 months.

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

All unexercised Warrants will expire and the rights of the holders of such warrants (the “Warrant Holders”) to purchase shares of New Common Stock will terminate on the first to occur of (i) the close of business on their respective expiration dates or (ii) the date of completion of (A) any Affiliated Asset Sale (as defined in the Warrant Agreement), or (B) a Change of Control (as defined in the Warrant Agreement). Following the Effective Date, there were 3,882,353 Series A Warrants, 2,875,817 Series B Warrants and 3,195,352 Series C Warrants outstanding.
In the event of a merger or consolidation where (i) the acquirer is not an affiliate of the Company and (ii) all of the equity held by equity holders of the Company outstanding immediately prior thereto is extinguished or replaced by equity in a different entity (except in cases where the equity holders of the Company represent more than 50% of the total equity of such surviving entity) (a “Non-Affiliate Combination”), holders of Warrants shall be solely entitled to receive the consideration per Warrant that is payable per share of common stock of the Company, less the applicable exercise price of the Warrant, paid in the same form and in the same proportion as is payable to holders of common stock. If the consideration is any form other than cash, the holders of the Warrants shall have ten business days prior to the consummation of the Non-Affiliate Combination to exercise their respective Warrants, and any Warrants not exercised will terminate.
In accordance with the Plan, on September 20, 2016, the Company adopted the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”). For additional information, see Note 14 “Share-Based Compensation” of the Notes to Consolidated Financial Statements in Item 8 herein.
Successor Issuer
Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Series B Warrants and Series C Warrants were deemed to be registered under Section 12(b) of the Exchange Act, and the Company was deemed to be the successor registrant to the Company in its state before the Effective Date. Such registration expired on September 6, 2016, and we filed a Registration Statement on Form 8-A to effect the registration of the Series B Warrants and Series C Warrants under Section 12(g) of the Exchange Act. As a result, the Company remained subject to the reporting requirements of the Exchange Act following the Effective Date.
Trading of New Common Stock
The New Common Stock is not traded on a national securities exchange. However, since August 17, 2016, SSE’s common stock has traded on the OTC Market Group Inc.’s Grey market (the “OTC Grey”) under the symbol “SVNT.” See Item 5 of this report. The Company can provide no assurance that the New Common Stock will trade on a nationally recognized market or an over-the-counter market, whether broker-dealers will provide public quotes of the reorganized Company’s common stock on an over-the-counter market, whether the trading volume on an over-the-counter market of the Company’s common stock will be sufficient to provide for an efficient trading market, or whether quotes for the Company’s common stock may be blocked by the OTC Markets Group in the future.

Registration Rights Agreement
On the Effective Date, by operation of the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain funds affiliated with and/or managed by each of BlueMountain Capital Management, LLC, Axar Capital Management, LLC and Mudrick Capital Management, L.P. (each a “Registration Rights Holder,” and collectively, the “Registration Rights Holders”).
The Registration Rights Agreement provides certain demand registration rights to the Registration Rights Holders at any time following the six-month anniversary of the Effective Date. The Company will not be required to effect more than (i) four demand registrations delivered by each Registration Rights Holder, or (ii) one demand registration delivered by any holder in any 180-day period.
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
Senior Secured Debtor-In-Possession Credit Agreement; New ABL Credit Facility

On June 8, 2016, in connection with the filings of the Bankruptcy Petitions, the Company, with certain of our subsidiaries as borrowers, entered into a senior secured debtor-in-possession credit facility (the “DIP Facility”) with total commitments of $100.0 million. For additional discussion related to the DIP Facility, see Note 11 “Debt” of the Notes to Consolidated Financial Statements in Item 8 herein.

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
Conversion to Delaware Corporation
Effective July 22, 2016, in accordance with the Plan and with the laws of the State of Delaware and the State of Oklahoma, we converted our form of organization from an Oklahoma corporation (the “Oklahoma Predecessor Corporation”) to a Delaware limited liability company and, immediately thereafter, to a Delaware corporation (the “Delaware Successor Corporation”). As a result of the conversions, the equity holders of the Oklahoma Predecessor Corporation became the equity holders of the Delaware Successor Corporation. The name of the Company remained “Seventy Seven Energy Inc.”
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
The Spin-Off

The transactions in which SSE became an independent, publicly traded company, including the cash distribution to CHK referenced below, are referred to collectively as the “spin-off”. Prior to the spin-off, we conducted our business as COO. As part of the spin-off, we completed the following transactions, among others:

•
the entrance into our Pre-Petition Credit Facility and Term Loan. We used the proceeds from borrowings under these new facilities to repay in full and terminate our existing $500.0 million senior secured revolving credit facility (the “Old Credit Facility”);

•
the issuance of our 2022 Notes. We used the net proceeds of approximately $493.8 million to make a cash distribution of approximately $391.0 million to CHK, to repay a portion of outstanding indebtedness under the Pre-Petition Credit Facility, and for general corporate purposes.

•
we distributed our compression unit manufacturing and geosteering businesses to CHK. Please read “Results of Operations” in Item 7 of this report for further discussion of the financial impact of these businesses to our historical financial results.

•	we sold our crude hauling assets to a third party and used a portion of the net proceeds received to make a $30.9 million cash distribution to CHK.

•
CHK transferred to us buildings and real estate used in our business, including property and equipment, at cost of approximately $212.5 million and accumulated depreciation of $22.2 million as of the spin-off date. Prior to the spin-off, we leased these buildings and real estate from CHK pursuant to a facilities lease agreement and incurred lease expense of $8.2 million for the year ended December 31, 2014. In connection with the spin-off, the facilities lease agreement was terminated.

•
COO transferred all of its existing assets, operations and liabilities, including our 2019 Notes, to SSO. SSO is an Oklahoma limited liability company, our direct wholly-owned subsidiary and the direct owner of all our operating subsidiaries.

•	COO was renamed SSE and converted from a limited liability company to a corporation.

Agreements Between Us and CHK

In connection with the spin-off, we supplemented the Master Services Agreement with the new agreements described below.

New Services Agreements

Under the new services agreement governing our provision of hydraulic fracturing services for CHK (the “New Services Agreement”), CHK is required to utilize the lesser of (i) seven, five and three of our hydraulic fracturing crews in years one, two and three of the agreement, respectively, or (ii) fifty percent (50%) of the total number of all hydraulic fracturing crews working for CHK in all its operating regions during the respective year. CHK is also required to utilize our hydraulic fracturing services for a minimum number of stages as set forth in the agreement. CHK is entitled to terminate the agreement in certain situations, including in the event we fail to materially comply with the overall quality of service provided by similar service providers. Additionally, CHK’s requirement to utilize our services may be suspended under certain circumstances, such as when we are unable to timely accept and supply services ordered by CHK or as a result of a force majeure event. Our hydraulic fracturing backlog under the New Services Agreement as of December 31, 2016 was approximately $44.9 million.

In connection with the spin-off, we entered into rig-specific daywork drilling contracts with CHK for the provision of drilling services having terms similar to those we currently use for other customers (the “Drilling Contracts”). The Drilling Contracts had a commencement date of July 1, 2014 and terms ranging from three months to three years. CHK has the right to terminate a drilling contract in certain circumstances. Our drilling backlog under the Drilling Contracts as of December 31, 2016 was approximately $142.5 million and our early contract termination value related to the Drilling Contracts was $79.9 million. For additional information about our contractual backlog please read “Management’s Discussion and Analysis of Financial Condition and Results of Operations - Backlog” in Item 7 of this report.

Master Separation Agreement

The master separation agreement entered into between us and CHK governs the separation of our businesses from CHK, the distribution of our shares to CHK shareholders and other matters related to CHK’s relationship with us, including cross-indemnities between us and CHK. In general, CHK agreed to indemnify us for any liabilities relating the CHK’s business and we agreed to indemnify CHK for any liabilities relating to our business.

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

Finally, the tax sharing agreement will require that neither we nor any of our affiliates take or fail to take any action after the effective date of the tax sharing agreement that (i) would be reasonably likely to be inconsistent with or cause to be untrue any material statement, covenant or representation in any representation letters, tax opinions or Internal Revenue Service (“IRS”) private letter ruling obtained by CHK or (ii) would be inconsistent with the spin-off generally qualifying as a tax-free transaction described under Sections 355 and 368(a)(1)(D) of the Code.

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

Transition Services Agreement

Prior to the spin-off, we had an administrative services agreement (the “Administrative Services Agreement”) with CHK pursuant to which CHK allocated certain expenses to us. Under the Administrative Services Agreement, in return for the general and administrative services provided by CHK, we reimbursed CHK on a monthly basis for the overhead expenses incurred by CHK on our behalf in accordance with its allocation policy, which included actual out-of-pocket fees, costs and expenses incurred in connection with the provision of any of the services under the agreement, including the wages and benefits of CHK employees who performed services on our behalf. In connection with the spin-off, we terminated the Administrative Services Agreement and entered into a transition services agreement (the “Transition Services Agreement”). These charges from CHK were $8.3 million and $18.0 million for the years ended December 31, 2015 and 2014, respectively, and we terminated the Transition Services Agreement during the second quarter of 2015.

Item 1A.	Risk Factors

Risks Relating to Our Industry and Our Business

We are dependent on CHK for a majority of our revenues. Therefore, we are indirectly subject to the business and financial risks of CHK. We have no control over CHK’s business decisions and operations, and CHK is under no obligation to adopt a business strategy that is favorable to us.

We currently provide a significant percentage of our oilfield services and equipment to CHK and its working interest partners. For the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, CHK and its working interest partners accounted for approximately 51%, 65%, 70% and 81% of our total revenues, respectively. If CHK ceases to engage us on terms that are attractive to us during any period, our business, financial condition and results of operations would be materially adversely affected during such period. Accordingly, we are indirectly subject to the business and financial risks of CHK, some of which are the following:

•
the volatility of oil and natural gas prices, which could have a negative effect on the value of CHK’s oil and natural gas properties, its drilling program, its ability to finance its operations and its willingness to allocate capital toward exploration and development activities;

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

In particular, CHK has generally made capital expenditures in excess of its operating cash flows. To fund these expenditures, CHK obtained capital from its revolving credit facility, the debt capital markets, oil and natural gas asset sales and other sources. If CHK is unable to generate cash flow from operations sufficient to fund its capital expenditures, CHK may be required to reduce its drilling and completion activities, which could have a material adverse impact on our business, financial condition and results of operations.

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

The predominant factor that would reduce demand for our products and services is reduced land-based drilling and completions activity in the continental United States. Commodity prices, and market expectations of potential changes in these prices, may significantly affect this level of activity, as well as the rates paid for our services. Oil and natural gas prices are volatile and have fluctuated dramatically in recent years. We negotiate the rates payable under our contracts based on prevailing market prices for the services we provide. Declines in the prices of oil, natural gas, or natural gas liquids have had an adverse impact on the level of drilling, exploration and production activity since the end of the fourth quarter of 2014, and sustained low levels of drilling, exploration and production activity or further declines could materially and adversely affect the demand for our products and services and our results of operations. However, higher commodity prices do not necessarily translate into increased drilling and completions activity because our customers’ expectations of future prices also influences their activity. Additionally, we have incurred costs and had downtime in the past as we redeployed equipment and personnel from one unconventional resource play to another to meet our customers’ needs, and in the future we may incur redeployment costs and have downtime any time our customers’ activities are refocused towards different drilling regions.

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

Demand for services in our industry is cyclical, and we depend on CHK’s and our other customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the U.S. Our customers’ willingness to undertake these activities depends largely upon prevailing industry conditions that are influenced by numerous factors over which we have no control, including:

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

We negotiate the rates payable under our contracts based on prevailing market prices, and, consequently, the prices we are able to charge will fluctuate with market conditions. A material decline in oil and natural gas prices or drilling and completions activity levels or sustained lower prices or activity levels could have a material adverse effect on our business, financial condition, results of operations and cash flows. For example, beginning at the end of the fourth quarter of 2014 and continuing throughout the majority of 2015 and 2016, we have experienced reductions in both the demand for our services and the prices we are able to charge as the sharp decline in oil prices has led our customers to reduce spending and cut costs. Industry activity is beginning to increase as the U.S. domestic rig count was 589 during the fourth quarter of 2016, which, while down 22% compared to the fourth quarter of 2015, was up 22% compared to the third quarter of 2016. Additionally, the average price of oil during the fourth quarter of 2016 was $49.25 per barrel, which represented a 17% increase compared to the fourth quarter of 2015 and a 10% increase compared to the third quarter of 2016. These average oil prices remain well below the average prices in 2014. The average price of natural gas during the fourth quarter of 2016 was $3.04 per McF, an increase of 47% compared to the fourth quarter of 2015 and a 6% increase compared to the third quarter of 2016. Future price declines or prolonged levels of low prices would further negatively affect the demand for our services and the prices we are able to charge to our customers. Additionally, we may incur costs and have downtime during periods when our customers’ activities are refocused towards different drilling regions.

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

As of December 31, 2016, the contract backlog associated with our drilling and hydraulic fracturing services was approximately $253.0 million, of which approximately 74% was with CHK. We calculate our drilling backlog by adding together (i) the day rate under our active rig contracts multiplied by the number of days remaining under the contracts and (ii) the implied daily margin rate on our IBC rigs multiplied by the number of days remaining on those contracts. We calculate our hydraulic fracturing backlog by multiplying the (i) rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. The contractual rate may be higher than the actual rate we receive because of a number of factors, including downtime or suspension of operations. Several factors could cause downtime or a suspension of operations, many of which are beyond our control, including:

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

It is possible that our having filed for bankruptcy and our recent emergence from the Chapter 11 bankruptcy proceedings could adversely affect our business and relationships with customers, employees and suppliers. Due to uncertainties, many risks exist, including the following:

•	key suppliers could terminate their relationship or require financial assurances or enhanced performance;

•	the ability to renew existing contracts and compete for new business may be adversely affected;

•	the ability to attract, motivate and/or retain key executives and employees may be adversely affected;

•	employees may be distracted from performance of their duties or more easily attracted to other employment opportunities; and

•	competitors may take business away from us, and our ability to attract and retain customers may be negatively impacted.

The occurrence of one or more of these events could have a material and adverse effect on our operations, financial condition and reputation. We cannot assure you that having been subject to bankruptcy protection will not adversely affect our operations in the future.

Our actual financial results after emergence from bankruptcy may not be comparable to our historical financial information as a result of the implementation of the plan of reorganization, the transactions contemplated thereby and our adoption of fresh-start accounting.

In connection with the disclosure statement we filed with the bankruptcy court, and the hearing to consider confirmation of the plan of reorganization, we prepared projected financial information to demonstrate to the bankruptcy court the feasibility of the plan of reorganization and our ability to continue operations upon our emergence from bankruptcy. Those projections were prepared solely for the purpose of the bankruptcy proceedings and have not been, and will not be, updated on an ongoing basis and should not be relied upon by investors. At the time they were prepared, the projections reflected numerous assumptions concerning our anticipated future performance, with respect to prevailing and anticipated market and economic conditions that were and remain beyond our control and may not materialize. Projections are inherently subject to substantial and numerous uncertainties and to a wide variety of significant business, economic and competitive risks, and the assumptions underlying the projections and/or valuation estimates may prove to be wrong in material respects. Actual results will likely vary significantly from those contemplated by the projections. As a result, investors should not rely on these projections.

In addition, upon our emergence from bankruptcy, we adopted fresh-start accounting. Accordingly, our financial conditions and results of operations following our emergence from bankruptcy are not comparable to the financial condition or results of operations reflected in our historical financial statement. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends and such differences may be material.

There is a limited trading market for our securities and the market price of our securities is subject to volatility.

Upon our emergence from bankruptcy, our old common stock was cancelled and we issued New Common Stock. Our New Common Stock is not listed on any national or regional securities exchange or quoted on any over-the-counter market. Our New Common Stock is eligible to trade in the OTC Grey market. OTC Grey market securities do not have bid or ask quotations in the OTC Link system or the OTC Bulletin Board (“OTCBB”). Broker-dealers must report OTC Grey market trades to the Financial Industry Regulatory Authority (“FINRA”), therefore trade data is available on http://www.otcmarkets.com and other public sources. Generally, trading in the OTC Grey market is much more limited than trading on any national securities exchange. The market price of our common stock could be subject to wide fluctuations in response to, and the level of trading that develops with our common stock may be affected by, numerous factors, many of which are beyond our control. These factors include, among other things, our new capital structure as a result of the transactions contemplated by the plan of reorganization, our limited trading history subsequent to our emergence from bankruptcy, our limited trading volume, the concentration of holdings of our common stock, the lack of comparable historical financial information due to our adoption of fresh-start accounting, actual or anticipated variations in our operating results and cash flow, the nature and content of our earnings releases, announcements or events that impact our products, customers, competitors or markets, business conditions in our markets and the general state of the securities markets and the market for energy-related stocks, as well as general economic and market conditions and other factors that may affect our future results, including those other risk factors described in this section. No assurance can be given that an active market will develop for the common stock or as to the liquidity of the trading market for the common stock. The common stock may be traded only infrequently in transactions arranged through brokers or otherwise, and reliable market quotations may not be available. Holders of our common stock may experience difficulty in reselling, or an inability to sell, their shares. In addition, if an active trading market does not develop or is not maintained, significant sales of our common stock, or the expectation of these sales, could materially and adversely affect the market price of our common stock. No assurances can be given regarding the Company’s ability to be quoted on one of the over-the-counter markets or a national exchange in a timely manner or at all.

Our industry is highly competitive. If we are unable to compete successfully, our profitability may be reduced.

The market for oilfield services in which we operate is highly competitive. Price competition, rig or fleet availability, location and suitability, experience of the workforce, safety records, financial strength, reputation, operating integrity and condition of the equipment are all factors used by customers in awarding contracts. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands with respect to these factors. Our competitors are numerous, ranging from global diversified services companies to other independent marketers and distributors of varying sizes, financial resources and experience. Some of our competitors may have greater financial, technical and personnel resources than us. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment could intensify if there is consolidation among E&P companies because such consolidation would reduce the number of available customers. The fact that drilling rigs and other oilfield services equipment are mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of land drilling rigs and hydraulic fracturing fleets could have a material adverse impact on market prices under our contracts and utilization rates of our services. This increased supply could also require higher capital investment to keep our services competitive.

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

We are not fully insured against all risks inherent in our business. For example, we do not have any business interruption/loss of income insurance that would provide coverage in the event of damage to any of our equipment or facilities. Although we are insured for environmental pollution resulting from environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not adequately insured, it could adversely affect our business, financial condition and results of operations. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage. Please read “Business—Risk Management and Insurance” in Item 1 of this report.

Our business may be adversely affected by a deterioration in general economic conditions or the further weakening of the broader energy industry.

A prolonged economic slowdown, another recession in the United States, adverse events relating to the energy industry and local, regional and national economic conditions and factors, particularly a worsening of the continuing downturn in the E&P sector, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers.

Restrictions in the agreements governing our outstanding indebtedness could adversely affect our business, financial condition and results of operations.

The operating and financial restrictions in our credit facility and term loans and any future financing agreements could restrict our ability to finance future operations or capital needs, or otherwise pursue our business activities. For example, our credit facility limits our and our subsidiaries’ ability to, among other things:

•	incur additional debt or issue guarantees;

•	incur or permit certain liens to exist;

•	make certain investments, acquisitions or other restricted payments;

•	dispose of assets;

•	engage in certain types of transactions with affiliates;

•	merge, consolidate or transfer all or substantially all of our assets; and

•	prepay certain indebtedness.

Furthermore, our credit facility contains a covenant requiring us to maintain a fixed charge coverage ratio of 1.0 to 1.0 based on the ratio of consolidated EBITDA to fixed charges when availability under the facility is less than 12.5%.

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

The terms of existing or future debt instruments and the terms of the Merger Agreement may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we would be required to curtail our capital spending, and our ability to sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with more onerous covenants, which could further restrict our business operations.

Shortages or increases in the costs of the equipment we use in our operations could adversely affect our operations in the future.

We generally do not have long-term contracts in place that provide for the delivery of equipment, including, but not limited to, drill pipe, replacement parts and other equipment. We could experience delays in the delivery of the equipment that we have ordered and its placement into service due to factors that are beyond our control. New federal regulations regarding diesel engines, demand by other oilfield services companies and numerous other factors beyond our control could adversely affect our ability to procure equipment that we have not yet ordered or cause the prices of such equipment to increase. Price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. In certain instances, we may have the ability to cancel purchases of equipment that may no longer be needed. Each of these could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a small number of suppliers for key raw materials and finished products.

We do not have long-term contracts with third party suppliers for many of the raw materials and finished products that we use in large volumes in our operations, including, in the case of our hydraulic fracturing operations, proppants, acid, gels, including guar gum, chemicals and water, and fuels used in our equipment and vehicles. Especially during periods in which oilfield services are in high demand, the availability of raw materials and finished products used in our industry decreases and the price of such raw materials and finished products increases. We are dependent on a small number of suppliers for key raw materials and finished products. Our reliance on such suppliers could increase the difficulty of obtaining such raw materials and finished products in the event of shortage in our industry or cause us to pay higher prices to obtain such raw materials and finished products. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

Prolonged periods of low utilization, changes in technology or the sale of assets below their carrying value may cause us to experience losses. These events could result in the recognition of impairment charges that reduce our net income. Please read Note 9 “Asset Sales and Impairments and Other” of the Notes to Consolidated Financial Statements in Item 8 herein for more information, including a summary of impairment charges we have recognized previously. Significant impairment charges as a result of adverse market conditions or otherwise could have a material adverse effect on our financial condition.

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

Our and our customers’ operations are subject to stringent federal, state and local laws and regulations relating to, among other things, protection of natural resources, wetlands, endangered species, the environment, health and safety, waste management, waste disposal and transportation of waste and other materials. Our operations pose risks of environmental liability, including leakage or spills from our operations to surface or subsurface soils, surface water or groundwater. Environmental laws and regulations often impose strict liability and may impose joint and several liability. Therefore, in some situations, we could be exposed to liability as a result of our conduct that was lawful at the time it occurred or the conduct of, or conditions caused by, third parties without regard to whether we caused or contributed to the conditions. Actions arising under these laws and regulations could result in the shutdown of our operations, fines and penalties, expenditures for remediation or other corrective measures, and claims for liability for property damage, exposure to hazardous materials, exposure to hazardous waste or personal injuries. Sanctions for noncompliance with applicable environmental laws and regulations also may include the assessment of administrative, civil or criminal penalties, revocation of permits, temporary or permanent cessation of operations in a particular location, and issuance of corrective action orders. Such claims or sanctions and related costs could cause us to incur substantial costs or losses and could have a material adverse effect on our business, financial condition and results of operations. Additionally, an increase in regulatory requirements on oil and natural gas exploration and completion activities could significantly delay or interrupt our operations.

For instance, in May 2016, the EPA issued final new source performance standards governing methane emissions, imposing more stringent controls on methane and volatile organic compounds emissions at new and modified oil and natural gas production, processing, storage, and transmission facilities. The EPA has also announced that it intends to impose methane emission standards for existing sources and has issued information collection requests to companies with production, gathering and boosting, gas processing, storage, and transmission facilities. In November 2016, the Department of the Interior issued final rules relating to the venting, flaring and leaking of natural gas by oil and natural gas producers who operate on federal and Indian lands. The rules limit routine flaring of natural gas, require the payment of royalties on avoidable gas losses and require plans or programs relating to gas capture and leak detection and repair. In addition, several states are pursuing similar measures to regulate emissions of methane from new and existing sources within the oil and natural gas source category. As a result of this continued regulatory focus, future federal and state regulations of the oil and natural gas industry remain a possibility and could result in increased compliance costs on our operations.

Changes in Federal and/or State Motor Carrier regulations may increase our costs and negatively impact our results of operations.

For several facets of our operations, we operate trucks and other heavy equipment that are required to comply with Federal and/or State Motor Carrier regulations. The U.S. Department of Transportation and various state agencies exercise broad powers over our motor carrier operations, generally governing such matters as the authorization to engage in various activities, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters. In 2011, the National Highway Traffic Safety Administration (“NHTSA”) and the EPA published regulations governing fuel efficiency and GHG emissions from medium- and heavy-duty trucks, beginning with vehicles built for model year 2014. In October 2016, those agencies finalized a second phase of fuel efficiency and GHG standards for medium-and heavy-duty trucks as well as trailers used in combination with tractors. The EPA also regulates air emissions from certain off-road diesel engines that are used by us to power equipment in the field. Under these Tier IV regulations, we are required to retrofit or retire certain engines, and we are limited in the number of non-compliant off-road diesel engines we can purchase. Tier IV engines are costlier and are not always available. Until Tier IV-compliant engines that meet our needs are available, these regulations could limit our ability to acquire a sufficient number of engines to expand our fleet and to replace existing engines as they are taken out of service. As a result of these regulations, we may experience an increase in costs related to truck purchases and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business, financial condition and results of operations.

Changes in laws or government regulations regarding hydraulic fracturing could increase our costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business.

The hydraulic fracturing process is water-intensive and there has been increased public concern regarding the usage of water supplies for hydraulic fracturing, an alleged potential for hydraulic fracturing to adversely affect drinking water, and the suitability of disposal outlets for fracturing fluids. Hydraulic fracturing typically is regulated by state oil and natural gas commissions. In addition, certain federal agencies have proposed additional laws and regulations to more closely regulate the hydraulic fracturing process. For example, the EPA’s recent finalization of new source performance standard (“NSPS”) requirements for methane and volatile organic compounds emissions from oil and gas development and production operations includes hydraulic fracturing and other well completion activity. The EPA also released the final results of its comprehensive research study on the potential adverse impacts that hydraulic fracturing may have on drinking water resources in December 2016. The EPA concluded that hydraulic fracturing activities can impact drinking water resources under some circumstances, including large volume spills and inadequate mechanical integrity of wells. The results of the EPA’s study could spur action towards federal legislation and regulation of hydraulic fracturing or similar production operations. For example, Congress has in recent legislative sessions considered legislation to amend the SDWA, including legislation that would repeal the exemption for hydraulic fracturing from the definition of “underground injection” and require federal permitting and regulatory control of hydraulic fracturing, as well as legislative proposals to require disclosure of the chemical constituents of the fluids used in the fracturing process. The U.S. Congress may consider similar SDWA legislation in the future. Several states where we conduct our water and environmental services business, such as Texas and Pennsylvania, have also either adopted or proposed laws and/or regulations to require oil and natural gas operators to disclose chemical ingredients and water volumes used to hydraulically fracture wells. The chemical ingredient information is generally available to the public via online databases, and this may bring more public scrutiny to hydraulic fracturing operations. Apart from disclosure obligations, states have been imposing more stringent well construction and monitoring requirements. Local governments likewise have been enacting restrictions on fracturing.

Federal agencies have been pursuing a variety of initiatives relating to hydraulic fracturing beyond the recent NSPS requirements. For example, the EPA has asserted federal regulatory authority pursuant to the SDWA over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance on February 11, 2014, addressing the performance of such activities in those states where the EPA is the permitting authority. Also, in 2014, the EPA issued an advance notice of proposed rulemaking under the Toxic Substances Control Act to solicit public input on the information that should be reported or disclosed for hydraulic fracturing chemical substances and mixtures. Further, the EPA proposed federal Clean Water Act regulations in 2015 that would govern wastewater discharges to publicly owned treatment works from hydraulic fracturing and certain other natural gas operations. In addition, the U.S. Department of the Interior has promulgated a final rule for hydraulic fracturing activities on federal lands in March 2015; however, these rules were struck down by a federal court in Wyoming in June 2016. An appeal of the decision is pending. Moreover, in June 2012, the Occupational Safety and Health Administration (“OSHA”) and the National Institute of Occupational Safety and Health (“NIOSH”) issued a joint hazard alert for workers who use silica (commonly referred to as “sand”) in hydraulic fracturing activities. OSHA formally proposed to lower the permissible exposure limit for airborne silica in 2013, and it has prepared guidance identifying other workplace hazards resulting from hydraulic fracturing along with ways to reduce exposure to those hazards.

The process of hydraulic fracturing produces large quantities of wastewater that must be disposed of, leading to a significant increase in the number of disposal wells drilled in recent years. Unlike enhanced recovery wells and hydraulic fracturing, wastewater disposal wells are not accompanied by any withdrawal of fluids and, thus, have greater potential for pressure buildup, potentially increasing the likelihood of induced seismic activity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Texas, Colorado, Oklahoma, Kansas, New Mexico and Arkansas. In addition, a number of lawsuits have been filed, most recently in Oklahoma, alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. These developments could result in additional regulation and restrictions on the use of injection wells and hydraulic fracturing.

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

Our operations may incur substantial costs to comply with climate change legislation and regulatory initiatives, which may also reduce the demand for fossil fuels and our services.

In response to certain scientific studies suggesting that emissions of GHGs, including carbon dioxide and methane, are contributing to the warming of the Earth’s atmosphere and other climatic conditions, the U.S. Congress has considered adopting comprehensive legislation to reduce emissions of GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs, primarily through measures to promote the use of renewable energy and/or regional GHG cap-and-trade programs. In addition, in December 2009, the EPA determined that emissions of carbon dioxide, methane and certain other GHGs endanger public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. Accordingly, the EPA has begun adopting rules under the CAA that, among other things, cover reductions in GHG emissions from motor vehicles, permits for certain large stationary sources of GHGs, monitoring and annual reporting of GHG emissions from specified GHG emission sources, including oil and natural gas exploration and production operations. For instance, the EPA has adopted rules under the CAA for the permitting of greenhouse gas emissions from stationary sources under the Prevention of Significant Deterioration (“PSD”) and Title V permitting programs. In October 2015, the EPA finalized rules that added new sources to the scope of the GHG monitoring and reporting requirements. These new sources include gathering and boosting facilities as well as completions and workovers from hydraulically fractured oil wells. The revisions also include the addition of well identification reporting requirements for certain facilities.

Finally, efforts have also been made and continue to be made in the international community toward the adoption of international treaties or protocols that would address global climate change issues. In 2015, the United States participated in the United Nations Conference on Climate Change, which led to the creation of the Paris Agreement. In April 2016, the United States signed the Paris Agreement, which requires member countries to review and “represent a progression” in their nationally determined contributions, which set GHG emission reduction goals, every five years.

Although it is not possible at this time to estimate how potential future laws or regulations addressing GHG emissions would impact our business, either directly or indirectly, any future federal, state or local laws or implementing regulations that may be adopted to address GHG emissions in areas where we operate could require us or our customers to incur increased compliance and operating costs. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas, which would result in a decrease in demand for our services. Additionally, to the extent that unfavorable weather conditions are exacerbated by global climate change or otherwise, our operations may be adversely affected to a greater degree than we have previously experienced, including an increase in delays and costs. We cannot predict with any certainty at this time how these possibilities may affect our operations, but such effects could be materially adverse. Restrictions on emissions of methane or carbon dioxide that may be imposed in various states likewise could adversely affect the oil and natural gas industry. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas and thereby reduce demand for our services.

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

We use enterprise resource planning systems to operate our business. A sustained failure of these systems could adversely affect our business by preventing us from:

•	closing our financials and preparing financial statements;

•	tracking our repair and maintenance, payroll and other expenses;

•	tracking fixed assets or purchase orders and receipts for supply chain purchases;

•	gaining visibility of the financial performance at each of lines of business; and

•	being able to properly manage the needs of our customers.

We are subject to continuing contingent tax liabilities of CHK following the spin-off.

Under the Internal Revenue Code (the “Code”) and the related rules and regulations, each corporation that was a member of CHK’s consolidated tax reporting group during any taxable period or portion of any taxable period ending on or before the effective time of the spin-off is jointly and severally liable for the federal income tax liability of the entire consolidated tax reporting group for that taxable period. We have entered into a tax sharing agreement with CHK that allocates the responsibility for prior year taxes of CHK’s consolidated tax reporting group between us and CHK and its subsidiaries. Please read “Business—The Spin-Off—Agreements Between Us and CHK” in Item 1 of this report. However, if CHK were unable to pay, we nevertheless could be required to pay the entire amount of such taxes.

Potential indemnification liabilities to CHK pursuant to the master separation agreement could materially adversely affect our company.

The master separation agreement with CHK provides for, among other things, provisions governing the relationship between our company and CHK resulting from the spin-off. For a description of the terms of the master separation agreement, please read “Business—The Spin-Off—Agreements Between Us and CHK” in Item 1 of this report. Among other things, the master separation agreement provides for indemnification obligations designed to make our company financially responsible for substantially all liabilities that may exist relating to our business activities incurred after the spin-off. If we are required to indemnify CHK under the circumstances set forth in the master separation agreement, we may be subject to substantial liabilities. Additionally, in certain circumstances, we will be prohibited from making an indemnity claim until we first seek an insurance recovery.

In connection with our separation from CHK, CHK indemnified us for certain liabilities. However, there can be no assurance that the indemnities will be sufficient to insure us against the full amount of such liabilities, or that CHK’s ability to satisfy its indemnification obligation will not be impaired in the future.

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

As a result of our spin-off from CHK, our historical financial information with respect to periods prior to June 30, 2014 is not necessarily indicative of our future financial condition or future results of operations nor does it reflect what our financial condition or results of operations would have been as an independent public company during the periods presented.

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

•	our historical financial results prior to June 30, 2014 reflect CHK’s guarantee of utilization levels for our drilling rigs and following the spin-off such guarantee was terminated;

•	our historical financial results prior to June 30, 2014 do not reflect various transactions that were effected in connection with the spin-off;

•	contracts with customers may be at less favorable rates than those in place under our arrangement with CHK prior to the spin-off;

•	our cost of debt and other capitalization is different from that reflected in our historical financial statements; and

•
the historical financial information may not fully reflect the increased costs associated with being an independent public company, including significant changes in our cost structure, management, financing arrangements, cash tax payment obligations and business operations as a result of our spin-off from CHK, including all the costs related to being an independent public company.

We historically have had material weaknesses in our internal control over financial reporting. If we do not maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results.

A material weakness is a deficiency or a combination of deficiencies in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. In prior periods we identified a control deficiency that constituted a material weakness. We did not design and maintain effective controls related to the recoverability of the carrying value of property and equipment. Specifically, we did not design a review precise enough to determine the accuracy and support of certain assumptions related to the property and equipment impairment assessments.

Deficiencies in internal control over financial reporting are matters that may require an extended period to remediate. We will continue to evaluate, design and implement policies and procedures to address deficiencies to maintain adequate internal control over financial reporting as a public company. Internal control over financial reporting, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the control objectives will be met. These inherent limitations include system errors, the potential for human error and unauthorized actions of employees or contractors, inadequacy of controls, temporary lapses in controls due to shortfalls in transition planning and oversight or resources, and other factors. Consequently, such controls may not prevent or detect misstatements in our reported financial results as required under SEC and any exchange rules, which could increase our operating costs or impair our ability to operate our business. Controls may also become inadequate due to changes in circumstances, and it is necessary to replace, upgrade or modify our internal information systems from time to time.

If management is not successful in maintaining a strong internal control environment, material weaknesses could occur, causing investors to lose confidence in our reported financial information. This could lead to a decline in our stock price, limit our ability to access the capital markets in the future, and require us to incur additional costs to improve our internal control systems and procedures.

There may be circumstances in which the interests of our significant stockholders could be in conflict with the interests of our other stockholders.

Funds associated with BlueMountain Capital Management, LLC, Axar Capital Management, LLC and Mudrick Capital Management, L.P. currently own approximately 35.0%, 15.6% and 8.6%, respectively, of our outstanding common stock. Circumstances may arise in which these stockholders may have an interest in pursuing or preventing acquisitions, divestitures or other transactions, including the issuance of additional shares or debt, that, in their judgment, could enhance their investment in us or another company in which they invest. Such transactions might adversely affect us or other holders of our common stock. Furthermore, we have entered into a Stockholders Agreement with the Registration Rights Holders that provides for certain director nomination rights subject to conditions on share ownership. Certain significant actions by the Company require the consent of one or more of the Holders. These actions include, but are not limited to, the issuance of equity securities of the Company representing more than 10% of the shares of New Common Stock issued pursuant to the Plan, the incurrence of indebtedness under the New ABL Credit Facility in excess of $275 million in the aggregate and other indebtedness in excess of $550 million in the aggregate, and the consummation of acquisitions greater than $100 million. In addition, our significant concentration of share ownership may adversely affect the trading price of our common shares because investors may perceive disadvantages in owning shares in companies with significant stockholders.

Members of our management may have conflicts of interest because of their ownership of shares of common stock of CHK.

Members of our management own shares of common stock of CHK. This ownership could create, or appear to create, potential conflicts of interest when our directors and executive officers are faced with decisions that could have different implications for our company and CHK.

Risks Relating to our Pending Merger with Patterson-UTI

The pendency of the merger with Patterson-UTI could adversely affect our business and operations.

In connection with the pending merger with Patterson-UTI, some of our customers or vendors may delay or defer decisions, which could negatively affect our revenues, earnings, cash flows and expenses, regardless of whether the merger is completed. Similarly, our current and prospective employees may experience uncertainty about their future roles with the combined company following the merger, which may materially adversely affect our ability to attract, retain and motivate key personnel during the pendency of the merger and which may materially adversely divert attention from the daily activities of our existing employees.

In addition, due to operating covenants in the merger agreement, we may be unable, during the pendency of the merger, to pursue strategic transactions, undertake significant capital projects, undertake certain significant financing transactions and otherwise pursue other actions that are not in the ordinary course of business, even if such actions would prove beneficial to us. Further, the process of seeking to accomplish the merger could also divert the focus of our management from pursuing other opportunities that could be beneficial to it, without realizing any of the benefits which might have resulted had the merger been completed.

Failure to complete the merger with Patterson-UTI could negatively impact our future business and financial results.

We cannot make any assurances that we will be able to satisfy all of the conditions to the merger or succeed in any litigation brought in connection with the merger. If the merger is not completed, the financial results of SSE may be adversely affected and we will be subject to several risks, including but not limited to:

•	the requirement that we pay Patterson-UTI a termination fee of $40,000,000 in each case under certain circumstances provided in the merger agreement;

•	the payment of costs relating to the merger, such as legal, accounting, financial advisor and printing fees, regardless of whether the merger is completed;

•	the focus of our management team on the merger instead of the pursuit of other opportunities that could have been beneficial to each company; and

•	the potential occurrence of litigation related to any failure to complete the merger.

In addition, if the merger is not completed, we may experience negative reactions from the financial markets and from our customers and employees. If the merger is not completed, we cannot assure you that these risks will not materialize and will not materially and adversely affect our business, financial results and stock price.

The merger agreement contains provisions that limit each party’s ability to pursue alternatives to the merger, could discourage a potential competing acquiror from making a favorable alternative transaction proposal for us and, in specified circumstances, could require us to pay a termination fee to Patterson-UTI.

The merger agreement contains “non-solicitation” provisions that, subject to limited exceptions, restrict our ability to, among other things, directly or indirectly solicit, initiate, facilitate, knowingly encourage or induce or take any action that could be reasonably expected to lead to the making, submission or announcement of a proposal competing with the transactions contemplated by the merger agreement. In addition, while our board of directors has the ability, in certain circumstances, to change its recommendation of the transaction to their respective stockholders, we cannot terminate the merger agreement to accept an alternative proposal, and Patterson-UTI generally has an opportunity to modify the terms of the merger and the merger agreement in response to any alternative proposals that may be made before such board of directors may withdraw or modify its recommendation. Moreover, in certain circumstances, we may be required to pay up to $7,500,000 of Patterson-UTI’s expenses and we may be required to pay Patterson-UTI a termination fee of $40,000,000.

These provisions could discourage a potential third party that might have an interest in acquiring all or a significant portion of us from considering or proposing that acquisition, even if it were prepared to pay consideration with a higher per share cash or market value than the market value proposed to be received or realized in the merger with Patterson-UTI. In addition, these provisions might result in a potential third party acquirer proposing to pay a lower price to our stockholders than it might otherwise have proposed to pay because of the added expense of the termination fee that may become payable in certain circumstances.

If the merger agreement is terminated and we determine to seek another business combination, we may not be able to negotiate a transaction with another party on terms comparable to, or better than, the terms of the merger with Patterson-UTI.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

We conduct our operations out of a number of field offices, yards, shops, terminals and other facilities principally located in Ohio, Oklahoma, Pennsylvania, Texas, West Virginia and Wyoming. Most of these facilities were transferred to us from CHK at the time of the spin-off. We do not believe that any one of these facilities is individually material to our operations.

Item 3.	Legal Proceedings

While the filing of the Bankruptcy Petitions automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company received an order from the Bankruptcy Court allowing it to pay all general claims, including claims of litigation counterparties, in the ordinary course of business in accordance with applicable non-bankruptcy laws notwithstanding the commencement of the Chapter 11 cases. The Plan confirmed in the Chapter 11 cases provides for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases.

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

Item 4.	Mine Safety Disclosures

Not applicable.

PART II. OTHER INFORMATION

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

Prior to May 17, 2016, the Company’s common stock was traded on the NYSE under the symbol “SSE.” On May 17, 2016, SSE was notified by the NYSE that due to “abnormally low” trading price levels, pursuant to Section 802.01D of the NYSE’s Listed Company Manual, the NYSE had determined to commence proceedings to delist the Company’s common stock. Trading in the Company’s common stock was suspended immediately prior to the opening of trading on May 17, 2016. SSE common stock was traded on the OTC Market Group Inc.’s OTC Pink market under “SSEI” from May 18, 2016 until June 8, 2016, and under “SSEIQ” from June 8, 2016 until August 2, 2016.

Upon emergence from bankruptcy on August 1, 2016, the Company’s then outstanding common stock was cancelled and the Company issued an aggregate of 22,000,000 shares of New Common Stock. The New Common Stock is not traded on a national securities exchange. The New Common Stock began trading on the OTC Grey market under “SVNT” on August 17, 2016. Broker-dealers are not willing or able to publicly quote OTC Grey market securities because of a lack of investor interest, company information availability or regulatory compliance. OTC Grey market securities do not have bid or ask quotations in the OTC Link system or the OTCBB. Broker-dealers must report OTC Grey market trades to FINRA, therefore trade data is available on http://www.otcmarkets.com and other public sources.

As of February 9, 2017, there were 71 registered holders of our issued and outstanding common stock.

Dividends

No dividends were paid during the years ended December 31, 2016, 2015 and 2014.

Our debt arrangements restrict our ability to distribute dividends.

Issuer Purchases of Equity Securities

The following table presents information about repurchases of our common stock during the quarter ended December 31, 2016:

Period	Total Number of Shares Purchased(a)	Average Price Paid per Share(a)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number of Shares that May Yet Be Purchased under the Plans or Program
October 1, 2016 - October 31, 2016	—	$—	—	—
November 1, 2016 - November 30, 2016	—	$—	—	—
December 1, 2016 - December 31, 2016	59,178	$45.00	—	—
Total	59,178		—	—

(a)	Reflects shares surrendered as payment for statutory withholding taxes upon the vesting of restricted stock issued pursuant to the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan.

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

In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh-start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (“ASC 852”), to its consolidated financial statements. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after August 1, 2016 are not comparable with the financial statements prior to the Effective Date.

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

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014	2013	2012
		(in thousands, except per share data)
Income Statement Data:
Revenues	$222,378	$333,919	$1,131,244	$2,080,892	$2,188,205	$1,920,022
Operating Expenses:
Operating costs(a)	166,726	237,014	855,870	1,580,353	1,717,709	1,390,786
Depreciation and amortization	73,898	162,425	295,421	292,912	289,591	231,322
General and administrative	31,808	66,667	112,141	108,139	80,354	66,360
Loss on sale of a business	—	—	35,027	—	—	—
(Gains) losses on sales of property and equipment, net	(1,748)	848	14,656	(6,272)	(2,629)	2,025
Impairment of goodwill	—	—	27,434	—	—	—
Impairments and other(b)	—	6,116	18,632	30,764	74,762	60,710
Total Operating Expenses	270,684	473,070	1,359,181	2,005,896	2,159,787	1,751,203
Operating (Loss) Income	(48,306)	(139,151)	(227,937)	74,996	28,418	168,819
Other (Expense) Income:
Interest expense	(15,497)	(48,116)	(99,267)	(79,734)	(56,786)	(53,548)
Gains on early extinguishment of debt	—	—	18,061	—	—	—
Loss and impairment from equity investees	—	—	(7,928)	(6,094)	(958)	(361)
Other income	2,112	2,318	3,052	664	1,758	1,543
Reorganization items, net	(1,868)	(29,892)	—	—	—	—
Total Other Expense	(15,253)	(75,690)	(86,082)	(85,164)	(55,986)	(52,366)
(Loss) Income Before Income Taxes	(63,559)	(214,841)	(314,019)	(10,168)	(27,568)	116,453
Income Tax (Benefit) Expense	—	(59,131)	(92,628)	(2,189)	(7,833)	46,877
Net (Loss) Income	$(63,559)	$(155,710)	$(221,391)	$(7,979)	$(19,735)	$69,576
(Loss) Earnings Per Common Share(c):
Basic	$(2.86)	$(2.84)	$(4.42)	$(0.17)	$(0.42)	$1.48
Diluted	$(2.86)	$(2.84)	$(4.42)	$(0.17)	$(0.42)	$1.48
Cash Flow Data:
Cash flows provided by operations	$21,890	$6,469	$284,106	$265,296	$337,071	$211,151
Cash flows used in investing activities	$(2,482)	$(80,126)	$(159,667)	$(367,646)	$(296,817)	$(577,324)
Cash flows (used in) provided by financing activities	$(8,504)	$(19,241)	$5,318	$101,563	$(39,803)	$366,870
Other Financial Data:
Capital expenditures	$12,502	$82,787	$205,706	$457,618	$349,806	$622,825

(a)
Historical operating costs include the effect of $18.9 million, $76.9 million and $100.8 million of rig rent expense associated with our lease of drilling rigs for the years December 31, 2014, 2013 and 2012, respectively. As of December 31, 2014, we had purchased all rigs that were subject to these lease arrangements.

(b)
Historical impairments and other include the effect of $9.7 million, $22.4 million and $24.9 million of lease terminations costs associated with repurchases of leased drilling rigs for the years ended December 31, 2014, 2013 and 2012, respectively.

(c)
On June 30, 2014 we distributed 46,932,433 shares of our common stock to CHK shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding for periods prior to the spin-off.

	Successor	Predecessor
	December 31,	December 31,
	2016	2015	2014	2013	2012
		(in thousands)
Balance Sheet Data:
Cash	$48,654	$130,648	$891	$1,678	$1,227
Property and equipment, net	$749,540	$1,530,420	$1,767,053	$1,497,476	$1,581,519
Total assets	$948,550	$1,902,618	$2,290,293	$2,015,845	$2,106,870
Long-term debt, less current maturities	$425,212	$1,564,592	$1,572,241	$1,043,952	$1,055,559
Total equity	$451,248	$118,840	$291,023	$547,192	$596,817

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our financial condition and results of operations relates to the five months ended December 31, 2016 (the “2016 Successor Period”), the seven months ended July 31, 2016 (the “2016 Predecessor Period”) and the years ended December 31, 2015 and 2014.

Comparability of Historical Results

Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after August 1, 2016 are not comparable with the financial statements prior to the Effective Date. The discussion and analysis of our financial condition and results of operations contained herein relates to the five months ended December 31, 2016, the seven months ended July 31, 2016, the year ended December 31, 2015, and the year ended December 31, 2014. For additional information about the application of fresh-start accounting, see Note 4 “Fresh-Start Accounting” of the Notes to Consolidated Financial Statements in Item 8 herein.

The historical results discussed in this section prior to June 30, 2014 are those of COO, which is our predecessor. The transactions in which we became an independent, publicly traded company, including the distribution of our common stock on June 30, 2014, are referred to collectively as the “spin-off”. The historical results discussed in this section prior to the spin-off do not purport to reflect what the results of operations, financial position, or cash flows would have been had we operated as an independent public company prior to June 30, 2014 and do not give effect to certain spin-off transactions on our consolidated statements of operations. For a detailed description of the basis of presentation of the historical financial statements, please read Note 1 “Basis of Presentation” of the Notes to Consolidated Financial Statements in Item 8 herein.

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

Since we commenced operations in 2001, we have actively grown our business and modernized our asset base. As of December 31, 2016, our marketed rig fleet of 91 all-electric rigs consisted of 40 Tier 1 rigs, including 28 proprietary PeakeRigs™, and 51 Tier 2 rigs. As of December 31, 2016, we also owned 13 hydraulic fracturing fleets with an aggregate of approximately 500,000 horsepower and a diversified oilfield rentals business. For additional information regarding our business and strategies, please read “Business” in Item 1 of this report.

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

Industry activity is beginning to increase as the U.S. domestic rig count was 589 during the fourth quarter of 2016, which, while down 22% compared to the fourth quarter of 2015, was up 22% compared to the third quarter of 2016. Additionally, the average price of oil during the fourth quarter of 2016 was $49.25 per barrel, which represented a 17% increase compared to the fourth quarter of 2015 and a 10% increase compared to the third quarter of 2016. These average oil prices remain well below the average prices in 2014. The average price of natural gas during the fourth quarter of 2016 was $3.04 per McF, an increase of 47% compared to the fourth quarter of 2015 and a 6% increase compared to the third quarter of 2016. Future price declines or prolonged levels of low prices would further negatively affect the demand for our services and the prices we are able to charge to our customers. Additionally, we may incur costs and have downtime during periods when our customers’ activities are refocused towards different drilling regions.

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

Continue our industry leading safety performance. We are committed to maintaining and continually improving the safety, reliability and efficiency of our operations, which we believe is critical to attracting new customers and maintaining relationships with our current customers, regulators and the communities in which we operate. We believe we have one of the lowest Total Recordable Incidence Rate (“TRIR”) as compared to our industry peers. In addition, our business goals include safety metrics, which drives continuous improvement regarding quality and safety. We have adopted and developed a management system that requires rigorous processes and procedures to facilitate our compliance with environmental regulations and policies. We also conduct internal and external assessments to verify compliance and identify areas for improvement. We work diligently to meet or exceed applicable safety and environmental regulations and we intend to continue to incorporate safety, environmental and quality principals into our operating procedures as our business grows and operating conditions change.

Continue to improve flexibility in our balance sheet and enhance our liquidity. We are committed to continually improving our balance sheet and liquidity, which will allow us to take advantage of our operational strengths and grow our business. Additionally, we believe this strategy will better position us to take advantage of opportunistic growth opportunities.

Patterson-UTI Merger Agreement

On December 12, 2016, SSE entered into an Agreement and Plan of Merger with Patterson-UTI Energy, Inc., a Delaware corporation, and Pyramid Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Patterson-UTI , pursuant to which Patterson-UTI will acquire SSE in exchange for newly issued shares of Patterson-UTI common stock, par value $0.01 per share. The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into SSE, with SSE continuing as the surviving entity and a wholly owned subsidiary of Patterson-UTI. The transaction is subject to approvals from each company’s stockholders, regulatory approvals and customary closing conditions. The transaction is expected to close late in the first quarter or early in the second quarter of 2017. However, SSE cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of the Company.

In connection with the execution of the Merger Agreement, certain affiliates of Axar Capital Management, LLC, BlueMountain Capital Management, LLC and Mudrick Capital Management, L.P. entered into voting and support agreements with Patterson-UTI, pursuant to which each such stockholder agreed to vote all of its shares of SSE common stock in favor of the adoption of the merger agreement and against, among other things, alternative transactions. As of February 9, 2017, those stockholders held and are entitled to vote in the aggregate approximately 59% of the issued and outstanding shares of SSE common stock entitled to vote at the SSE special meeting. In the event that SSE’s board of directors changes its recommendation that SSE stockholders adopt the merger agreement, such stockholders, taken together, will be required to vote shares that, in the aggregate, represent 39.99% of the issued and outstanding shares of SSE common stock on such proposal, with each such stockholder being able to vote the balance of its shares of SSE common stock on such proposal in such stockholder’s sole discretion.

For further information about the merger, see Note 2 “Patterson-UTI Merger Agreement” of the Notes to Consolidated Financial Statements in Item 8 herein.

Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. On July 14, 2016, the Bankruptcy Court entered the Confirmation Order. The Debtors satisfied the remaining conditions to effectiveness contemplated under the Plan and emerged from Chapter 11 on August 1, 2016. For additional information about our bankruptcy proceedings, see Note 3 “Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events” of the Notes to Consolidated Financial Statements in Item 8 herein.

Upon our emergence from Chapter 11 bankruptcy, we adopted fresh-start accounting in accordance with the provisions of FASB ASC 852, “Reorganizations” which resulted in us becoming a new entity for financial reporting purposes. References to Successor relate to us on and subsequent to the Effective Date and references to Predecessor refer to us prior to the Effective Date. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical condensed consolidated balance sheet. The effects of the Plan and application of fresh-start accounting are reflected in our condensed consolidated financial statements as of July 31, 2016, and the related adjustments thereto are recorded in our condensed consolidated statements of operations as reorganization items for the period ended July 31, 2016 (Predecessor Company).

As a result, our condensed consolidated balance sheets and condensed consolidated statement of operations subsequent to the Effective Date will not be comparable to our condensed consolidated balance sheets and statements of operations prior to the Effective Date. Our condensed consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented on or after August 1, 2016 and dates prior thereto. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and such differences may be material. For additional information about our application of fresh-start accounting, see Note 4 “Fresh-Start Accounting” of the Notes to Consolidated Financial Statements in Item 8 herein.

Backlog

We maintain a backlog of contract revenues under our contracts for the provision of drilling and hydraulic fracturing services. Our drilling and hydraulic fracturing backlogs as of December 31, 2016 were approximately $208.1 million and $44.9 million, respectively. We calculate our drilling backlog by adding together (i) the day rate under our active rig contracts multiplied by the number of days remaining under the contracts and (ii) the implied daily margin rate on our IBC rigs multiplied by the number of days remaining on those contracts. We calculate our hydraulic fracturing backlog by multiplying the (i) rate per stage, which varies by operating region and is, therefore, estimated based on current customer activity levels by region and current contract pricing, by (ii) the number of stages remaining under the contract, which we estimate based on current and anticipated utilization of our crews. With respect to our hydraulic fracturing backlog, our contracts provide for periodic adjustments of the rates we may charge for our services, which will be negotiated based on then-prevailing market pricing and in the future may be higher or lower than the current rates we charge and utilize in calculating our backlog. Our drilling backlog calculation does not include any reduction in revenues related to mobilization or demobilization, nor does it include potential reductions in rates for unscheduled standby or during periods in which the rig is moving, on standby or incurring maintenance and repair time in excess of what is permitted under the drilling contract. In addition, many of our drilling contracts are subject to termination by the customer on short notice and provide for an early termination payment to us in the event that the contract is terminated by the customer. We calculate our contract drilling early termination value assuming each rig remains stacked for the remainder of the term of the terminated contract. As a result of the foregoing, revenues could differ materially from the backlog and early termination amounts presented.

Following are details of our drilling and hydraulic fracturing backlogs as of December 31, 2016 (in millions):

Drilling Backlog	2017	2018
Rig-years(a)	29.6	3.5
Revenues	$184.1	$24.0
Early termination value	$115.5	$11.8

(a)
Rig-years represents the number of equivalent rigs under contract during the given year. We calculate rig-years for our drilling backlog by dividing the total number of months that our rigs are contracted by 12.

Hydraulic Fracturing Backlog	2017	2018
Revenues	$44.9	$—

As of December 31, 2016, our hydraulic fracturing backlog had an average duration of six months.

How We Evaluate Our Operations

Our management team uses a variety of tools to monitor and manage our operations in the following eight areas: (a) segment gross margin, (b) equipment maintenance performance, (c) customer satisfaction, (d) asset utilization, (e) safety performance, (f) Adjusted EBITDA, (g) Adjusted Revenues and (h) Adjusted Operating Costs.

Segment Gross Margin. We define segment gross margin as segment revenues less segment operating costs. We view segment gross margin as one of our key management tools for managing costs at the segment level and evaluating segment performance. Our chief operating decision-maker tracks segment gross margin both as an absolute amount and as a percentage of revenues compared to prior periods.

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

The tables below show our Net (Loss) Income and Adjusted EBITDA for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014. Please see “Non-GAAP Financial Measures” below for a reconciliation of Adjusted EBITDA to the GAAP financial measures of, on a consolidated basis, net loss and cash provided by operating activities, and for each of our operating segments, net (loss) income.

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Net (Loss) Income:
Consolidated	$(63,559)	$(155,710)	$(221,391)	$(7,979)
Drilling	$37,934	$(366,593)	$(30,454)	$49,528
Hydraulic Fracturing	$(45,385)	$(66,216)	$(15,990)	$38,985
Oilfield Rentals	$(5,140)	$(28,539)	$(28,353)	$(1,705)

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Adjusted EBITDA:
Consolidated	$37,942	$72,451	$235,019	$432,178
Drilling(a)	$64,727	$99,558	$216,416	$301,291
Hydraulic Fracturing(b)	$(10,566)	$3,221	$86,399	$144,720
Oilfield Rentals(c)	$3,496	$(1,482)	$10,254	$53,028

(a)
During 2015, general and administrative expenses were allocated to the Drilling segment in the amount of $31.9 million for corporate functions provided by the Other Operations segment on behalf of the Drilling segment. No allocations were made during the 2016 Successor Period, the 2016 Predecessor Period or the year ended December 31, 2014. The allocations for 2015 have been retroactively revised in the table above. See Note 20 “Segment Information” of the Notes to Consolidated Financial Statements in Item 8 herein.

(b)
During 2015, general and administrative expenses were allocated to the Hydraulic Fracturing segment in the amount of $25.6 million for corporate functions provided by the Other Operations segment on behalf of the Hydraulic Fracturing segment. No allocations were made during the 2016 Successor Period, the 2016 Predecessor Period or the year ended December 31, 2014. The allocations for 2015 have been retroactively revised in the table above. See Note 20 “Segment Information” of the Notes to Consolidated Financial Statements in Item 8 herein.

(c)
During 2015, general and administrative expenses were allocated to the Oilfield Rentals segment in the amount of $9.1 million for corporate functions provided by the Other Operations segment on behalf of the Oilfield Rentals segment. No allocations were made during the 2016 Successor Period, the 2016 Predecessor Period or the year ended December 31, 2014. The allocations for 2015 have been retroactively revised in the table above. See Note 20 “Segment Information” of the Notes to Consolidated Financial Statements in Item 8 herein.

Adjusted Revenues and Adjusted Operating Costs. “Adjusted Revenues” and “Adjusted Operating Costs” are financial and operating measurements that our management uses to analyze and monitor our period-over-period operating performance, which we define as revenues and operating costs before revenues and operating costs associated with our rig relocation and logistics business and water hauling assets that were sold in the second quarter of 2015, our compression unit manufacturing and geosteering businesses that were distributed to CHK as part of the spin-off, and our crude hauling assets that were sold to a third party as part of the spin-off. In addition, Adjusted Operating Costs is further adjusted to subtract rig rent expense.

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

Adjusted Revenues and Adjusted Operating Costs should not be considered in isolation or as a substitute for revenues and operating costs, respectively, prepared in accordance with GAAP. However, our management uses Adjusted Revenues and Adjusted Operating Costs to evaluate our period-over-period operating performance because our management believes these measures improve the comparability of our continuing business, and for the same reasons believes these measures may be useful to an investor in evaluating our operating performance. A reconciliation of Adjusted Revenues and Adjusted Operating Costs to the GAAP measures of revenues and operating costs, respectively, is provided below in “—Results of Operations” for each period discussed.

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

On a consolidated basis, the following tables present a reconciliation of Adjusted EBITDA to the GAAP financial measures of net loss and cash provided by operating activities. The following tables also present a reconciliation of Adjusted EBITDA to the GAAP financial measure of net (loss) income for each of our operating segments.

Consolidated

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Net loss	$(63,559)	$(155,710)	$(221,391)	$(7,979)
Add:
Interest expense	15,497	48,116	99,267	79,734
Gains on early extinguishment of debt	—	—	(18,061)	—
Income tax benefit	—	(59,131)	(92,628)	(2,189)
Depreciation and amortization	73,898	162,425	295,421	292,912
Impairment of goodwill	—	—	27,434	—
Impairments and other	—	6,116	18,632	30,764
(Gains) losses on sale of a business and exit costs	(106)	135	35,018	—
Losses (gains) on sales of property and equipment, net	(1,748)	848	14,656	(6,272)
Non-cash compensation	10,577	12,637	48,509	47,184
Severance-related costs	215	643	6,433	2,017
Restructuring charges	3,026	27,918	—	—
Reorganization items, net	1,868	29,892	—	—
Impairment of equity method investment	—	—	8,806	4,500
Rent expense on buildings and real estate transferred from CHK(a)	—	—	—	8,187
Rig rent expense(b)	—	—	—	18,900
Interest income	(1,726)	(1,438)	(1,353)	—
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	—	(9,745)	17,450
Water hauling Adjusted EBITDA	—	—	(4,531)	(1,364)
Compression unit manufacturing Adjusted EBITDA	—	—	—	13,073
Geosteering Adjusted EBITDA	—	—	—	957
Crude hauling Adjusted EBITDA	—	—	—	(5,066)
Non-recurring credit to stock compensation expense	—	—	—	10,530
Adjusted EBITDA	$37,942	$72,451	$235,019	$432,178

(a)
Rent expense on buildings and real estate transferred from CHK as part of the spin-off is included in operating costs and general and administrative expenses on the consolidated statement of operations included in Item 8 of this report. Our operating costs and general and administrative expenses include $8.0 million and $0.2 million, respectively, of rent expense associated with our lease of these facilities for the year ended December 31, 2014.

(b)
Rig rent expense associated with our lease of drilling rigs is included in operating costs on the consolidated statement of operations included in Item 8 of this report. As of December 31, 2014, we had repurchased all of our leased drilling rigs.

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Cash provided by operating activities	$21,890	$6,469	$284,106	$265,296
Add:
Changes in assets and liabilities	1,963	(26,243)	(163,356)	88,588
Interest expense	15,497	48,116	99,267	79,734
Lease termination costs	—	—	—	9,701
Amortization of sale/leaseback gains	—	—	—	5,414
Amortization of deferred financing costs	(103)	(2,455)	(4,623)	(6,122)
Accretion of discount on Term Loans	(5,192)	—	—	—
Accretion of discount on Note Receivable	694	—	—	—
(Gains) losses on sale of a business and exit costs	(106)	135	(9)	—
Income (loss) from equity investees	—	—	878	(1,594)
Provision for doubtful accounts	(16)	(1,406)	(1,375)	(2,887)
Current tax expense	—	(8)	58	674
Severance-related costs	215	643	6,433	2,017
Restructuring charges	3,026	27,918	—	—
Cash reorganization items, net	1,868	20,710	—	—
Rent expense on buildings and real estate transferred from CHK(a)	—	—	—	8,187
Rig rent expense(b)	—	—	—	18,900
Interest Income	(1,726)	(1,438)	(1,353)	—
Other	(68)	10	717	(150)
Less:
Drilling rig relocation and logistics Adjusted EBITDA	—	—	(9,745)	17,450
Water hauling Adjusted EBITDA	—	—	(4,531)	(1,364)
Compression unit manufacturing Adjusted EBITDA	—	—	—	13,073
Geosteering Adjusted EBITDA	—	—	—	957
Crude hauling Adjusted EBITDA	—	—	—	(5,066)
Non-recurring credit to stock compensation expense	—	—	—	10,530
Adjusted EBITDA	$37,942	$72,451	$235,019	$432,178

(a)
Rent expense on buildings and real estate transferred from CHK as part of the spin-off is included in operating costs and general and administrative expenses on the consolidated statement of operations included in Item 8 of this report. Our operating costs and general and administrative expenses include $8.0 million and $0.2 million, respectively, of rent expense associated with our lease of these facilities for the year ended December 31, 2014.

(b)
Rig rent expense associated with our lease of drilling rigs is included in operating costs on the consolidated statement of operations included in Item 8 of this report. As of December 31, 2014, we had repurchased all of our leased drilling rigs.

Drilling

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Net income (loss)	$37,934	$(366,593)	$(30,454)	$49,528
Add:
Income tax (benefit) expense	—	(142,564)	(12,741)	30,471
Depreciation and amortization	26,979	87,160	163,380	140,884
Impairment of goodwill	—	—	27,434	—
Impairments and other	—	3,205	14,329	29,602
(Gains) losses on sales of property and equipment, net	(984)	1,211	10,566	17,931
Non-cash compensation	467	1,973	10,745	17,188
Severance-related costs	—	259	1,263	374
Corporate overhead allocation(a)	—	—	31,894	—
Restructuring charges	288	280	—	—
Reorganization items, net	43	514,627	—	—
Rent expense on buildings and real estate transferred from CHK	—	—	—	1,688
Rig rent expense	—	—	—	18,900
Less:
Geosteering Adjusted EBITDA	—	—	—	957
Non-recurring credit to stock compensation expense	—	—	—	4,318
Adjusted EBITDA	$64,727	$99,558	$216,416	$301,291

(a)
In 2015, the information that was regularly reviewed by our chief operating decision-maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision-maker.

Hydraulic Fracturing

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Net (loss) income	$(45,385)	$(66,216)	$(15,990)	$38,985
Add:
Income tax (benefit) expense	—	(25,750)	(6,690)	24,563
Depreciation and amortization	34,079	49,124	70,605	72,105
Impairments and other	—	—	—	207
Losses (gains) on sales of property and equipment, net	31	66	230	(17)
Non-cash compensation	278	718	3,440	3,369
Severance-related charges	215	55	351	226
Corporate overhead allocation(a)	—	—	25,647	—
Restructuring charges	184	178	—	—
Reorganization items, net	32	45,046	—	—
Impairment of equity method investment	—	—	8,806	4,500
Rent expense on buildings and real estate transferred from CHK	—		—	1,259
Less:		—
Non-recurring credit to stock compensation expense	—	—	—	477
Adjusted EBITDA	$(10,566)	$3,221	$86,399	$144,720

(a)
In 2015, the information that was regularly reviewed by our chief operating decision-maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision-maker.

Oilfield Rentals

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(In thousands)
Net loss	$(5,140)	$(28,539)	$(28,353)	$(1,705)
Add:
Income tax benefit	—	(11,099)	(11,863)	(754)
Depreciation and amortization	9,032	18,773	41,049	52,680
Impairments and other	—	287	—	955
Gains on sales of property and equipment, net	(590)	(425)	(1,780)	(2,355)
Non-cash compensation	94	285	1,917	2,691
Severance-related costs	—	173	175	702
Corporate overhead allocation(a)	—	—	9,109	—
Restructuring charges	87	97	—	—
Reorganization items, net	13	18,966	—	—
Rent expense on buildings and real estate transferred from CHK	—	—	—	1,415
Less:
Non-recurring credit to stock compensation expense	—	—	—	601
Adjusted EBITDA	$3,496	$(1,482)	$10,254	$53,028

(a)
In 2015, the information that was regularly reviewed by our chief operating decision-maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment, on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision-maker.

Liquidity and Capital Resources

We require capital to fund ongoing operations, including operating expenses, organic growth initiatives, investments, acquisitions and debt service. We expect our future capital needs will be funded by cash flows from operations, borrowings under our credit facility, access to the capital markets and other financing transactions. We believe we will have adequate liquidity over the next twelve months to operate our business and meet our cash requirements.

As of December 31, 2016, we had cash of $48.7 million and working capital of $105.2 million. We had no outstanding borrowings under our revolving bank credit facility, letters of credit of $15.9 million and availability of $58.6 million as of December 31, 2016.

As of February 9, 2017, we had cash of $44.9 million and our credit facility remained undrawn. We expect that our primary sources of liquidity will be from cash on hand, cash from operations and availability under our credit facility.

Long-Term Debt

The following table presents our long-term debt outstanding as of December 31, 2016 and 2015 (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	473,250	493,250
Total principal amount of debt	473,250	1,593,250
Less:
Discount on Term Loans	43,038	—
Current portion of long-term debt	5,000	5,000
Unamortized deferred financing costs	—	23,658
Total long-term debt	$425,212	$1,564,592

For further information on our long-term debt, please read Note 11 “Debt” of the Notes to Consolidated Financial Statements in Item 8 herein.

Capital Expenditures

Our business is capital-intensive, requiring significant investment to maintain, upgrade and purchase equipment to meet our customers’ needs and industry demand. Our capital requirements consist primarily of:

•
growth capital expenditures, which are defined as capital expenditures made to acquire additional equipment and other assets, increase our service lines, expand geographically or advance other strategic initiatives for the purpose of growing our business; and

•
maintenance capital expenditures, which are defined as capital expenditures that are necessary to maintain and upgrade the service capability of our existing assets and include the replacement of components and equipment which are worn or obsolete.

Total capital expenditures were $12.5 million, $82.8 million, $205.7 million and $457.6 million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. We may increase, decrease or reallocate our anticipated capital expenditures during any period based on industry conditions, the availability of capital or other factors, and a significant component of our anticipated capital spending is discretionary. In addition, from time to time we may use cash on hand in excess of our budgeted capital expenditures to repurchase our outstanding long-term debt.

Cash Flow

Our cash flow depends in large part on the level of spending by our customers on exploration, development and production activities. Sustained increases or decreases in the price of oil or natural gas could have a material impact on these activities, thus materially affecting our cash flows. The following is a discussion of our cash flow for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014.

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
Cash Flow Statement Data:		(In thousands)
Net cash provided by operating activities	$21,890	$6,469	$284,106	$265,296
Net cash used in investing activities	$(2,482)	$(80,126)	$(159,667)	$(367,646)
Net cash (used in) provided by financing activities	$(8,504)	$(19,241)	$5,318	$101,563
Cash, beginning of period	$37,750	$130,648	$891	$1,678
Cash, end of period	$48,654	$37,750	$130,648	$891

Operating Activities. Cash provided by operating activities was $21.9 million, $6.5 million, $284.1 million and $265.3 million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. Changes in working capital items (decreased) increased cash provided by operating activities by ($2.0) million, $26.2 million, $163.4 million and ($88.6) million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. The change in cash provided by operating activities in the Successor and Predecessor periods was primarily due to lower income levels resulting from the industry downturn. Please read “Results of Operations” below for further detail. Included in operating activities for the 2016 Predecessor Period are DIP Facility financing costs of $0.5 million.

Investing Activities. Cash used in investing activities was $2.5 million, $80.1 million, $159.7 million and $367.6 million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. Capital expenditures are the main component of our investing activities. The majority of our capital expenditures for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014 related to our investment in new PeakeRigs™ and the purchase of certain leased drilling rigs. Additionally, during the 2016 Predecessor Period we purchased hydraulic fracturing equipment with an aggregate of 60,000 horsepower at auction for $10.6 million. We purchased 45 leased drilling rigs for approximately $158.4 million during 2014. Cash used in investing activities was partially offset by proceeds from the sale of Hodges of $15.0 million during 2015 and proceeds from asset sales in the amounts of $10.0 million, $2.6 million, $27.7 million and $88.6 million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively.

Financing Activities. Net cash (used in) provided by financing activities was ($8.5) million, ($19.2) million, $5.3 million and $101.6 million for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. We had borrowings and repayments under our credit facility of $160.1 million and $210.6 million, respectively, during 2015. We had borrowings and repayments under our credit facility of $1.201 billion and $1.556 billion, respectively, during 2014. During 2015, we borrowed $100.0 million under the Incremental Term Loan and received net proceeds of $94.5 million. We also repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million during 2015. During 2014, we (i) issued $500.0 million in aggregate principal amount of 6.50% Senior Notes due 2022 and used the net proceeds of $493.8 million from the 2022 Notes issuance to make a distribution of approximately $391.0 million to CHK and for general corporate purposes, and (ii) we entered into a $400.0 million seven-year term loan credit agreement and used the net proceeds of $393.9 million to repay and terminate the Old Credit Facility. We paid deferred borrowing costs of $1.2 million, $0.8 million and $3.6 million during the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. We made term loan repayments of $2.5 million, $17.5 million, $4.8 million and $2.0 million during the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively. During 2014, our distributions to CHK were $422.8 million. We withheld employee tax payments on restricted stock vestings totaling $6.0 million, $0.5 million, $1.8 million and $3.2 million during the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively.

Results of Operations

The following table sets forth financial information by operating segment and other selected information for the periods indicated. The 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014 are distinct reporting periods as a result of our emergence from bankruptcy on August 1, 2016. References in this results of operations discussion to “the change” and “the percentage change” combine the Successor Company and Predecessor Company results for the 2016 Successor Period and the 2016 Predecessor Period in order to provide comparability of such 2016 information to our results for the years ended December 31, 2015 and 2014. While this combined presentation is a non-GAAP presentation for which there is no comparable GAAP measure, management believes that providing this financial information is the most relevant and useful method for making comparisons across the periods indicated.

Comparison of Years Ended December 31, 2016 and 2015

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Five Months Ended December 31, 2016	Seven Months Ended July 31, 2016	Year Ended December 31, 2015	Change	% Change
			(In thousands)
Drilling:
Revenue	$116,731	$154,794	$436,404	$(164,879)	(38)%
Operating costs	52,571	57,573	231,544	(121,400)	(52)%
Depreciation and amortization	26,979	87,160	163,380	(49,241)	(30)%
General and administrative	288	539	33,157	(32,330)	(98)%
(Gains) losses on sales of property and equipment, net	(984)	1,211	10,566	(10,339)	(98)%
Impairment of goodwill	—	—	27,434	(27,434)	(100)%
Impairments and other	—	3,205	14,329	(11,124)	(78)%
Operating Income (Loss)	$37,877	$5,106	$(44,006)	$86,989	(198)%

Hydraulic Fracturing:
Revenue	$89,493	$160,723	$575,495	$(325,279)	(57)%
Operating costs	100,401	158,569	494,554	(235,584)	(48)%
Depreciation and amortization	34,079	49,124	70,605	12,598	18%
General and administrative	399	233	26,057	(25,425)	(98)%
Losses on sales of property and equipment, net	31	66	230	(133)	(58)%
Operating Loss	$(45,417)	$(47,269)	$(15,951)	$(76,735)	481%

Oilfield Rentals:
Revenue	$16,154	$18,402	$76,587	$(42,031)	(55)%
Operating costs	12,827	20,172	68,317	(35,318)	(52)%
Depreciation and amortization	9,032	18,773	41,049	(13,244)	(32)%
General and administrative	87	270	9,284	(8,927)	(96)%
Gains on sales of property and equipment, net	(590)	(425)	(1,780)	765	(43)%
Impairments and other	—	287	—	287	n/m
Operating Loss	$(5,202)	$(20,675)	$(40,283)	$14,406	(36)%

	Successor	Predecessor
	(a)	(b)	(c)	(a) + (b) - (c)
	Five Months Ended December 31, 2016	Seven Months Ended July 31, 2016	Year Ended December 31, 2015	Change	% Change
			(In thousands)
Former Oilfield Trucking:
Revenue	$—	$—	$42,739	$(42,739)	n/m
Operating costs	—	—	54,674	(54,674)	n/m
Depreciation and amortization	—	—	8,787	(8,787)	n/m
General and administrative	—	—	9,249	(9,249)	n/m
Losses on sales of property and equipment, net	—	—	5,728	(5,728)	n/m
Impairments and other	—	—	2,737	(2,737)	n/m
Operating Loss	$—	$—	$(38,436)	$38,436	n/m

Consolidated:
Revenue	$222,378	$333,919	$1,131,244	$(574,947)	(51)%
Operating costs	166,726	237,014	855,870	(452,130)	(53)%
Depreciation and amortization	73,898	162,425	295,421	(59,098)	(20)%
General and administrative	31,808	66,667	112,141	(13,666)	(12)%
Loss on sale of a business	—	—	35,027	(35,027)	(100)%
(Gains) losses on sales of property and equipment, net	(1,748)	848	14,656	(15,556)	(106)%
Impairment of goodwill	—	—	27,434	—	—%
Impairments and other	—	6,116	18,632	(12,516)	(67)%
Operating Loss	(48,306)	(139,151)	(227,937)	40,480	(18)%
Interest expense	(15,497)	(48,116)	(99,267)	35,654	(36)%
Gains on early extinguishment of debt	—	—	18,061	(18,061)	(100)%
Loss and impairment from equity investee	—	—	(7,928)	7,928	(100)%
Other income	2,112	2,318	3,052	1,378	45%
Reorganization items, net	(1,868)	(29,892)	—	(31,760)	n/m
Loss Before Income Taxes	(63,559)	(214,841)	(314,019)	35,619	(11)%
Income Tax Benefit	—	(59,131)	(92,628)	33,497	(36)%
Net Loss	$(63,559)	$(155,710)	$(221,391)	$2,122	(1)%
“n/m” means not meaningful.

Revenues

Revenues for 2016, including the Successor Period and the Predecessor Period, decreased $574.9 million, or 51%, from the year ended December 31, 2015 primarily due to decreased utilization and pricing pressure. The percentage of our revenues derived from CHK was 51%, 65% and 70% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. Included in total revenue are amounts related to IBC payments of $38.9 million, $80.7 million and $87.9 million for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. Excluding the IBC revenues, the Company has diversified its customer base and increased non-CHK revenue from 32% in 2015 to 58% and 42% in the 2016 Successor Period and the 2016 Predecessor Period, respectively.

Drilling revenues for 2016, including the Successor Period and the Predecessor Period, decreased $164.9 million, or 38%, from the year ended December 31, 2015, which was primarily due to a 48% decline in revenue days as our average active rig count dropped from 41 in 2015 to 27 in the 2016 Successor Period and 17 in the 2016 Predecessor Period. As of February 9, 2017, our active rig count was 41. Average revenue per revenue day for 2016, including the Successor Period and the Predecessor Period, decreased 15% from 2015. Revenues from non-CHK customers were 46% and 38% of total segment revenues in the 2016 Successor Period and the 2016 Predecessor Period, respectively, compared to 39% for 2015. Excluding IBC revenues, non-CHK drilling revenue increased from 46% in 2015 to 66% and 67% in the 2016 Successor Period and the 2016 Predecessor Period, respectively.

Hydraulic fracturing revenues for 2016, including the Successor Period and the Predecessor Period, decreased $325.3 million, or 57%, from the year ended December 31, 2015, which was primarily due to a 34% decrease in stages completed in addition to a 34% decrease in revenue per stage due to pricing pressure. Revenues from non-CHK customers improved to 49% and 28% of total segment revenues in the 2016 Successor Period and the 2016 Predecessor Period, respectively, compared to 17% for 2015.

Oilfield rental revenues for 2016, including the Successor Period and the Predecessor Period, decreased $42.0 million, or 55%, from the year ended December 31, 2015, which was primarily due to a decline in utilization by CHK and pricing pressure. Revenues from non-CHK customers improved to 68% and 60% of total segment revenues in the 2016 Successor Period and the 2016 Predecessor Period, respectively, compared to 59% for 2015.

Operating Costs

As a percentage of revenues, operating costs were 75% and 71% for the 2016 Successor Period and the 2016 Predecessor Period, respectively, compared to 76% for 2015. Operating costs for 2016, including the Successor Period and Predecessor Period, decreased $452.1 million, or 53%, compared to 2015 primarily due to declines in utilization in each of our segments.

As a percentage of drilling revenues, drilling operating costs were 45%, 37% and 53% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. The decrease from 2015 was primarily due to a higher proportion of IBC rigs, which generate revenue with little associated cost. Drilling operating costs for the 2016 Successor Period and 2016 Predecessor Period decreased $121.4 million, or 52%, from 2015 primarily due to a decrease in labor-related costs and lower fleet utilization.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs were 112%, 99% and 86% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. The increase from 2015 was due to revenue reductions from pricing pressure outpacing cost reductions, which resulted in a 34% decrease in revenue per stage and a 20% decrease in operating costs per stage in the 2016 Successor Period and 2016 Predecessor Period as compared to 2015. Hydraulic fracturing operating costs for the 2016 Successor Period and the 2016 Predecessor Period decreased $235.6 million, or 48%, from 2015, which was primarily due to a 46% decrease in product costs.

As a percentage of oilfield rental revenues, oilfield rental operating costs were 79%, 110% and 89% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. The change was due to significant declines in fleet utilization, which resulted in revenue reductions from pricing pressure outpacing cost reductions. Oilfield rental operating costs for the 2016 Successor Period and the 2016 Predecessor Period decreased $35.3 million, or 52%, from 2015, which was primarily due to lower utilization and a decrease in labor-related costs.

During 2015, we sold our drilling rig relocation and logistics business and water hauling assets. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment.

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015 was $73.9 million, $162.4 million and $295.4 million, respectively. The decrease was due to the revaluation of our assets associated with the adoption of fresh-start accounting. In addition, we also had a change in accounting estimate for estimated useful lives of certain components of drilling rigs and certain drilling rigs in 2015. For further details, see Note 6 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein. As a percentage of revenues, depreciation and amortization expense was 33%, 49% and 26% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively.

General and Administrative Expenses. General and administrative expenses for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015 were $31.8 million, $66.7 million and $112.1 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $28.2 million, or 37%, from $75.5 million in 2015 to $18.9 million and $28.3 million in the 2016 Successor Period and the 2016 Predecessor Period, respectively, primarily due to a decline in labor-related costs. As a percentage of revenues, general and administrative expenses settled in cash were 9%, 8% and 7% for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. The increase from 2015 was primarily due to a lower revenue base in the 2016 Successor Period and the 2016 Predecessor Period.

Additionally, during the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, we recognized restructuring charges of $2.9 million, $28.1 million and a nominal amount, respectively, primarily related to professional fees incurred prior to the Chapter 11 filing (see Note 3 “Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events” of the Notes to Consolidated Financial Statements in Item 8 herein) and charges incurred related to the former oilfield trucking segment. We incurred non-cash compensation expenses of $9.7 million, $9.7 million and $30.2 million and severance-related costs of $0.2 million, $0.6 million and $6.4 million during the 2016 Successor Period, the 2016 Predecessor Period and year ended December 31, 2015, respectively. Included in the non-cash compensation expenses and severance-related costs for 2015 are $2.1 million and $0.6 million, respectively, related to the sale of Hodges, our previously wholly-owned subsidiary that provided drilling rig relocation and logistic services.

Below is a breakout of general and administrative expenses incurred in the 2016 Successor Period, the 2016 Predecessor Period and year ended December 31, 2015.

	Successor	Predecessor
	Five Months Ended December 31, 2016	Seven Months Ended July 31, 2016	Twelve Months Ended December 31, 2015
		(In thousands)
G&A expenses settled in cash	$18,936	$28,310	$75,474
Restructuring charges	2,920	28,054	(9)
Non-cash compensation expenses	9,737	9,660	30,244
Severance-related costs	215	643	6,432
Total General and Administrative Expenses	$31,808	$66,667	$112,141

Loss on Sale of a Business. On June 14, 2015, we sold Hodges for aggregate consideration of $42.0 million. We recognized a loss of $35.0 million on the sale during the year ended December 31, 2015.

(Gains) Losses on Sales of Property and Equipment, Net. We recorded (gains) losses on sales of property and equipment of ($1.7) million, $0.8 million and $14.7 million during the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively. During 2015, we sold our water hauling assets for $6.5 million and recognized a loss on the sale of $5.8 million.

Impairment of Goodwill. During the fourth quarter of 2015, we recognized an impairment loss of $27.4 million on goodwill. For further discussion, see Note 6 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein.

Impairments and Other. During the 2016 Predecessor Period and the year ended December 31, 2015 we recognized impairments of $6.1 million and $18.6 million, respectively, including impairment charges of $0.3 million and $5.2 million, respectively, for certain drilling rigs that we impaired based on future cash flow of these rigs. Additionally, during the 2016 Predecessor Period and the year ended December 31, 2015 we recognized impairment charges of $2.9 million and $8.7 million, respectively, for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. We also recognized impairment charges of $2.7 million during 2015 for certain trucking and water disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment.

We identified certain other property and equipment during the 2016 Predecessor Period and the year ended December 31, 2015 that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. We recorded impairment charges of $2.9 million and $2.0 million during the 2016 Predecessor Period and year ended December 31, 2015, respectively, related to these other assets.

Interest Expense. Interest expense for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015 was $15.5 million, $48.1 million and $99.3 million, respectively, related to borrowings under our senior notes, term loans and credit facility during the 2016 Predecessor and 2015 periods, and related to our term loans and credit facility during the 2016 Successor Period. Subsequent to June 7, 2016, we did not record interest expense on the unsecured debt due to the Chapter 11 cases. Contractual interest expense for the 2016 Predecessor Period was $59.0 million. As a direct result of the reorganization, interest expense decreased $41.0 million during the 2016 Successor Period and the 2016 Predecessor Period compared to the year ended December 31, 2015.

Gains on Extinguishment of Debt. During the year ended December 31, 2015, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

Loss and Impairment from Equity Investees. Loss and impairment from equity investees was $7.9 million for the year ended December 31, 2015, which was a direct result of our 49% membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”). We recorded a non-cash impairment charge of $8.8 million for the year ended December 31, 2015, which resulted from an excess of carrying value over the estimated fair value for this investment.

Other Income. Other income was $2.1 million, $2.3 million and $3.1 million for the 2016 Successor Period, the 2016 Predecessor Period and year ended December 31, 2015, respectively.

Reorganization items, net. Reorganization items for the 2016 Successor Period and the 2016 Predecessor Period totaled $1.9 million and $29.9 million, respectively. Below is a breakout of charges for each period (in thousands):

	Successor	Predecessor
	Five Months Ended December 31, 2016	Seven Months Ended July 31, 2016
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)
Net loss on fresh-start adjustments	—	596,044
Stock-based compensation acceleration expense	—	25,086
Professional fees	1,868	20,228
Write-off of debt issuance costs	—	13,318
Fair value of warrants issued to Predecessor stockholders	—	6,797
DIP credit agreement financing costs	—	478
Total Reorganization Items, net	$1,868	$29,892

Income Tax Benefit. We recorded income tax benefit of $59.1 million and $92.6 million for the 2016 Predecessor Period and the year ended December 31, 2015, respectively. The $33.5 million decrease in income tax benefit is primarily the result of a $99.2 million reduction in pre-tax loss. No corresponding income tax benefit was recorded for the 2016 Successor Period because a full valuation allowance was required to offset the tax benefit calculated at expected rates, given the uncertainty of realization.

Comparison of Years Ended December 31, 2015 and 2014

	Years Ended December 31,
	2015	2014	Change	% Change
	(In thousands)
Drilling:
Revenue	$436,404	$774,530	$(338,126)	(44)%
Operating costs	231,544	499,059	(267,515)	(54)%
Depreciation and amortization	163,380	140,884	22,496	16%
General and administrative	33,157	9,795	23,362	239%
Losses on sales of property and equipment, net	10,566	17,931	(7,365)	(41)%
Impairment of goodwill	27,434	—	27,434	n/m
Impairments and other	14,329	29,602	(15,273)	(52)%
Operating (Loss) Income	$(44,006)	$77,259	$(121,265)	(157)%

Hydraulic Fracturing:
Revenue	$575,495	$885,907	$(310,412)	(35)%
Operating costs	494,554	735,967	(241,413)	(33)%
Depreciation and amortization	70,605	72,105	(1,500)	(2)%
General and administrative	26,057	10,965	15,092	138%
Losses (gains) on sales of property and equipment, net	230	(17)	247	(1,453)%
Impairments and other	—	207	(207)	(100)%
Operating (Loss) Income	$(15,951)	$66,680	$(82,631)	(124)%

Oilfield Rentals:
Revenue	$76,587	$153,120	$(76,533)	(50)%
Operating costs	68,317	102,025	(33,708)	(33)%
Depreciation and amortization	41,049	52,680	(11,631)	(22)%
General and administrative	9,284	2,565	6,719	262%
Gains on sales of property and equipment, net	(1,780)	(2,355)	575	(24)%
Impairments and other	—	955	(955)	(100)%
Operating Loss	$(40,283)	$(2,750)	$(37,533)	1,365%

Former Oilfield Trucking:
Revenue	$42,739	$190,479	$(147,740)	(78)%
Operating costs	54,674	180,084	(125,410)	(70)%
Depreciation and amortization	8,787	21,817	(13,030)	(60)%
General and administrative	9,249	4,515	4,734	105%
Losses (gains) on sales of property and equipment, net	5,728	(21,853)	27,581	(126)%
Impairments and other	2,737	—	2,737	n/m
Operating (Loss) Income	$(38,436)	$5,916	$(44,352)	(750)%

	Years Ended December 31,
	2015	2014	Change	% Change
	(In thousands)
Consolidated:
Revenue	$1,131,244	$2,080,892	$(949,648)	(46)%
Operating costs	855,870	1,580,353	(724,483)	(46)%
Depreciation and amortization	295,421	292,912	2,509	1%
General and administrative	112,141	108,139	4,002	4%
Loss on sale of a business	35,027	—	35,027	n/m
Losses (gains) on sales of property and equipment, net	14,656	(6,272)	20,928	(334)%
Impairment of goodwill	27,434	—	27,434	n/m
Impairments and other	18,632	30,764	(12,132)	(39)%
Operating (Loss) Income	(227,937)	74,996	(302,933)	(404)%
Interest expense	(99,267)	(79,734)	(19,533)	24%
Gains on early extinguishment of debt	18,061	—	18,061	n/m
Loss and impairment from equity investee	(7,928)	(6,094)	(1,834)	30%
Other income	3,052	664	2,388	360%
Loss Before Income Taxes	(314,019)	(10,168)	(303,851)	2,988%
Income Tax Benefit	(92,628)	(2,189)	(90,439)	4,132%
Net Loss	$(221,391)	$(7,979)	$(213,412)	2,675%
“n/m” means not meaningful.

Revenues

Revenues and Adjusted Revenues for 2015 decreased $949.6 million and $723.3 million, respectively, compared to 2014, primarily due to decreased utilization and increased pricing pressure. The percentage of our revenues derived from CHK was 70% and 81% for 2015 and 2014, respectively.

Below is a reconciliation of Revenues to Adjusted Revenues for 2015 and 2014.

	Years Ended December 31,
	2015	2014
	(in thousands)
Adjusted Revenues(a):
Revenue	$1,131,244	$2,080,892
Less:
Rig relocation and logistics revenues	34,408	120,311
Water hauling revenues	8,331	46,339
Compression unit manufacturing revenues	—	74,650
Geosteering revenues	—	3,940
Crude hauling revenues	—	23,829
Adjusted Revenues	$1,088,505	$1,811,823

(a)
“Adjusted Revenues” is a non-GAAP financial measure that we define as revenues before revenues associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the second quarter of 2015, our compression unit manufacturing and geosteering businesses that were distributed to CHK as part of the spin-off and our crude hauling assets that were sold to a third party as part of the spin-off. For a description of our calculation of Adjusted Revenues and the reasons our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

Drilling revenues for 2015 decreased $338.1 million, or 44%, compared to 2014, due to a 51% decrease in revenue days as our average active rig count dropped from 83 in 2014 to 41 in 2015. Revenues from non-CHK customers were 39% of total segment revenues in 2015, compared to 34% in 2014.

Hydraulic fracturing revenues for 2015 decreased $310.4 million, or 35%, compared to 2014, which was primarily due to a 40% decrease in our revenue per stage from 2014 to 2015, partially offset by an 8% increase in completed stages from 2014 to 2015. The decrease in revenue per stage was primarily due to market pricing pressure. Revenues from non-CHK customers increased to 17% of total segment revenues in 2015, compared to 3% in 2014.

Oilfield rental revenues for 2015 decreased $76.5 million, or 50%, compared to 2014, due to a decline in utilization and pricing pressure. Revenues from non-CHK customers increased to 59% of total segment revenues in 2015, compared to 19% in 2014.

Operating Costs

Operating costs and Adjusted Operating Costs for 2015 decreased $724.5 million and $516.7 million, respectively, compared to 2014. The decrease was primarily due to a decrease in labor-related costs, reduced utilization in our drilling and rental segments, and a decrease in product costs in our hydraulic fracturing segment. As a percentage of Adjusted Revenues, Adjusted Operating Costs were 74% and 73% for 2015 and 2014, respectively. The percentage increase was due to declines in utilization.

Below is a reconciliation of Operating costs to Adjusted Operating Costs for 2015 and 2014.

	Years Ended December 31,
	2015	2014
	(in thousands)
Adjusted Operating Costs (a):
Operating costs	$855,870	$1,580,353
Less:
Rig relocation and logistics operating costs	42,577	104,729
Water hauling operating costs	12,097	48,101
Rig rent expense	—	18,900
Compression unit manufacturing operating costs	—	60,616
Geosteering operating costs	—	2,895
Crude hauling operating costs	—	27,254
Adjusted Operating Costs	$801,196	$1,317,858

(a)
“Adjusted Operating Costs” is a non-GAAP financial measure that we define as operating costs before operating costs associated with our drilling rig relocation and logistics business and water hauling assets that were sold in the second quarter of 2015, our compression unit manufacturing and geosteering businesses that were distributed to CHK as part of the spin-off and our crude hauling assets that were sold to a third party as part of the spin-off, further adjusted to subtract rig rent expense. For a description of our calculation of Adjusted Operating Costs and the reasons why our management uses this measure to evaluate our business, please read “—How We Evaluate Our Operations” and “—Non-GAAP Financial Measures.”

As a percentage of drilling revenues, drilling operating costs were 53% and 64% for 2015 and 2014, respectively. The percentage decrease was due to declines in labor-related costs. Drilling operating costs for 2015 decreased $267.5 million, or 54%, from 2014, primarily as result of a decrease in labor-related costs, lower repairs and maintenance expense and the elimination of rig rent expense.

As a percentage of hydraulic fracturing revenues, hydraulic fracturing operating costs increased from 83% in 2014 to 86% in 2015 primarily due to an increase in transportation costs and increased pricing pressure. Hydraulic fracturing operating costs for 2015 decreased $241.4 million, or 33% compared to 2014, primarily due to a decrease in product costs partially offset by higher transportation costs.

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

Other Financial Statement Items

Depreciation and Amortization. Depreciation and amortization for the years ended December 31, 2015 and 2014 was $295.4 million and $292.9 million, respectively. The increase is primarily due to a change in the estimated useful lives of certain components of drilling rigs and certain drilling rigs. For further details, see Note 6 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein. As a percentage of revenues, depreciation and amortization expense was 26% and 14% for 2015 and 2014, respectively.

General and Administrative Expenses. General and administrative expenses for the years ended December 31, 2015 and 2014 were $112.1 million and $108.1 million, respectively. General and administrative expenses for corporate functions settled in cash decreased $11.2 million, or 13%, from $86.7 million in 2014 to $75.5 million in 2015, primarily due to a decline in CHK transition services costs. Included in general and administrative expenses settled in cash are corporate overhead charges from CHK for the first half of 2014 totaling $26.8 million, and charges of $8.3 million and $18.0 million, respectively, for services provided by CHK pursuant to the transition services agreement during 2015 and 2014. As a percentage of revenues, general and administrative expenses settled in cash were 7% and 4% for the years ended December 31, 2015 and 2014, respectively.

We incurred non-cash compensation expenses of $30.2 million and $19.4 million in addition to severance-related costs of $6.4 million and $2.0 million for the years ended December 31, 2015 and 2014, respectively. Included in the non-cash compensation expenses and severance-related costs for 2015 are $2.1 million and $0.6 million, respectively, related to our sale of Hodges in the second quarter of 2015.

Below is a breakout of general and administrative expenses incurred in 2015 and 2014.

	Years Ended December 31,
	2015	2014
	(in thousands)
G&A expenses settled in cash	$75,473	$86,707
Restructuring charges	(9)	—
Non-cash compensation expenses	30,244	19,415
Severance-related costs	6,433	2,017
Total General and Administrative Expenses	$112,141	$108,139

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

Impairment of Goodwill. During the fourth quarter of 2015, we recognized an impairment loss of $27.4 million on goodwill. For further discussion, see Note 6 “Significant Accounting Policies” of the Notes to Consolidated Financial Statements in Item 8 herein.

Impairments and Other. During 2015 and 2014, we recognized impairments of $18.6 million and $30.8 million, respectively. During 2015, we recognized impairment charges of $8.7 million, $5.2 million and $2.7 million related to drilling-

related services equipment, certain drilling rigs and trucking and fluid disposal equipment, respectively, which we determined were impaired based on the expected future cash flows for these rigs and equipment. During 2014, we recognized impairment charges of $8.4 million related to drilling rigs we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. We also paid lease termination costs of $9.7 million during the year ended December 31, 2014. During 2014, we recognized impairments of $11.2 million related to certain drilling rigs and spare equipment that we had identified as held for sale. See Note 9 “Asset Sales and Impairments and Other” of the Notes to Consolidated Financial Statements in Item 8 herein for further details.

We identified certain other property and equipment during the years ended December 31, 2015 and 2014 that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the related long-lived assets. We recorded impairment charges of $2.0 million and $1.5 million during the years ended December 31, 2015 and 2014, respectively, related to these other assets.

Interest Expense. Interest expense for the years ended December 31, 2015 and 2014 was $99.3 million and $79.7 million, respectively, related to borrowings under our senior notes, term loans and credit facility. The increase in interest expense from 2014 to 2015 was primarily due to additional debt issued in conjunction with the spin-off, along with the $100.0 million Incremental Term Loan entered into in 2015. These debt increases were partially offset by the repurchase and cancellation of $50.0 million in aggregate principal amount of 6.50% Senior Notes due 2022.

Gains on Extinguishment of Debt. During 2015, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included accelerated amortization of deferred financing costs of $0.6 million.

Loss and Impairment from Equity Investees. Loss and impairment from equity investees was $7.9 million and $6.1 million for the years ended December 31, 2015 and 2014, respectively, which was a direct result of our 49% membership interest in Maalt. We recorded non-cash impairment charges of $8.8 million and $4.5 million for the years ended December 31, 2015 and 2014, respectively, which resulted from an excess of carrying value over the estimated fair value for this investment.

Other Income. Other income for the years ended December 31, 2015 and 2014 was $3.1 million and $0.7 million, respectively.

Income Tax Benefit. We recorded an income tax benefit of $92.6 million and $2.2 million for the years ended December 31, 2015 and 2014, respectively. The $90.4 million increase in income tax benefit recorded for 2015 was primarily the result of an increase in our pre-tax loss from $10.2 million in 2014 to $314.0 million in 2015. Our effective income tax rate for 2015 and 2014 was 29% and 22%, respectively. The increase in our effective tax rate from 2014 to 2015 was primarily the result of permanent differences having a greater impact on our effective income tax rate due to a lower pre-tax loss base in 2014 compared to 2015.

Contractual Commitments and Obligations

In the normal course of business, we enter into various contractual obligations that impact, or could impact, our liquidity. The following table summarizes our material obligations as of December 31, 2016:

	Payments Due by Period
		Less Than	1-3	4-5	More Than
	Total	1 Year	Years	Years	5 Years
	(unaudited)
	(in thousands)
Principal amount of Term Loans(a)	$473,250	$5,000	$10,000	$458,250	$—
Interest(b)	89,904	23,714	46,651	19,539	—
Operating leases(c)	7,982	3,707	3,785	490	—
Total	$571,136	$32,421	$60,436	$478,279	$—

(a)	Represents contractual redemption value.

(b)	Amount includes contractual interest payments on the Term Loans.

(c)
Consists primarily of rail car leases. Amounts disclosed assume no exercise of options to renew or extend the leases. Please read Note 13 “Commitments and Contingencies” of the Notes to Consolidated Financial Statements in Item 8 herein.

Off-Balance Sheet Arrangements

As of December 31, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement. We account for these leases as operating leases.

As of December 31, 2016, we were also party to various lease agreements for other property and equipment with varying terms. We account for these leases as operating leases.

Aggregate undiscounted minimum future lease payments as of December 31, 2016 under our rail car and other operating leases are presented below:

	Rail Cars	Other	Total
	(in thousands)
2017	$3,290	$417	$3,707
2018	2,165	259	2,424
2019	1,331	30	1,361
2020	490	—	490
Total	$7,276	$706	$7,982

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

Goodwill

Goodwill represents the cost in excess of fair value of the net assets of businesses acquired. Goodwill is not amortized. We reviewed goodwill for impairment annually on October 1 or more frequently if events or changes in circumstances indicated that the carrying amount of the reporting unit exceeds its fair value. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. We have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, then there is no need to perform any further testing. However, if we conclude otherwise, accounting guidance requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the reporting unit over its fair value. We have the option to bypass the qualitative assessment for any reporting unit in any period and proceed directly to performing the first step of the two-step goodwill impairment test.

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

In response to further deterioration of industry conditions in the fourth quarter of 2015, the Company determined that there were indications of impairment present. During the fourth quarter of 2015, the Company completed its assessment and recognized an impairment loss of $27.4 million on the goodwill associated with the Bronco acquisition. As of December 31, 2016 and 2015, we had no recorded goodwill on our consolidated balance sheet.

Revenue Recognition

We recognize revenue when services are performed, collection of receivables is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.

Drilling. We earn revenues by drilling oil and natural gas wells for our customers under daywork contracts. We recognize revenue on daywork contracts for the days completed based on the day rate each contract specifies. Payments received and costs incurred for mobilization services are recognized as earned over the days of mobilization. We also recognize revenue for contract termination fees paid by our customers. Under certain of our contracts, we have agreed to allow customers to pay the termination cost over the life of the contract in lieu of a lump sum, and we refer to a rig in this circumstance as “idle but contracted” or “IBC”. IBC payments are structured to preserve our anticipated operating margins for the affected rigs through the end of the contract terms and are recognized as revenue over the life of the contract.

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

Income Taxes

A valuation allowance for deferred tax assets is recognized when it is more likely than not that some or all of the benefit from the deferred tax asset will not be realized. To assess that likelihood, we use estimates and judgment regarding our future taxable income, as well as the jurisdiction in which such taxable income is generated, to determine whether a valuation allowance is required. Such evidence can include our current financial position, our results of operations, both actual and forecasted, the reversal of deferred tax liabilities, and tax planning strategies as well as the current and forecasted business economics of our industry. As of December 31, 2016, we are in a net deferred tax asset position. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, we have recorded a full valuation allowance against our net deferred tax assets.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. We had no uncertain tax positions as of December 31, 2016 and 2015.

New Accounting Pronouncements

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Inventory”, which updates previously issued standards to improve the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends eight specific cash flow issues with the objective of reducing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall,” which requires separate presentation of financial assets and liabilities on the balance sheet and requires evaluation of the need for valuation allowance of deferred tax assets related to available-for-sale securities. ASU 2016-01 is effective for annual reporting periods beginning after December 15, 2017, with early adoption not permitted. We do not expect the adoption of this guidance will have a material effect on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for fiscal years, and interim periods within those years, ending after December 15, 2016. Adoption of this standard had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; the FASB also provided for early adoption for annual reporting periods beginning after December 15, 2016. We are currently evaluating what impact this standard, including related ASU Nos. 2016-08, 2016-10, 2016-12 and 2016-20, will have on our consolidated financial statements.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Historically, we have provided a significant percentage of our oilfield services to CHK and its working interest partners. For the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, CHK accounted for approximately 51%, 65%, 70% and 81% of our revenues, respectively. The decline in commodity prices since mid-2014 has had an adverse effect on CHK’s and our other customers’ capital spending, which has adversely impacted our cash flows and financial position. While industry activity, commodity prices and pricing for our services have shown recent signs of improvement, a sustained recovery is not certain. A return to reduced activity and pricing could have a further adverse effect on our customers’ capital spending. This would likely have a material adverse impact on our cash flows and financial position and could adversely affect our ability to comply with the financial covenant under our credit facility and limit our ability to fund our planned capital expenditures.

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

Borrowings under our term loans bear interest based on the London Interbank Offered Rate (“LIBOR”). Based on the outstanding borrowings under our term loans at December 31, 2016, a one percentage point increase or decrease in LIBOR would result in approximately a $4.7 million increase or decrease in interest expense annually.

The following table provides information about our debt instruments that are sensitive to changes in interest rates. The table presents principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at December 31, 2016.

	Floating Rate Maturity	Average Interest Rate
	(in thousands)
2017	$5,000	5.110%
2018	5,000	5.110%
2019	5,000	5.110%
2020	379,000	3.903%
2021	79,250	10.000%
Total	$473,250
Fair Value	$469,377

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

Item 8.	Financial Statements and Supplementary Data

INDEX TO FINANCIAL STATEMENTS
SEVENTY SEVEN ENERGY INC.
Page
Consolidated Financial Statements:
Reports of Independent Registered Public Accounting Firm	62
Consolidated Balance Sheets at December 31, 2016 and 2015	64
Consolidated Statements of Operations for the Five Months Ended December 31, 2016 (Successor), Seven Months Ended July 31, 2016 (Predecessor), and Years Ended December 31, 2015 and 2014 (Predecessor)	65
Consolidated Statements of Changes in Equity for the Five Months Ended December 31, 2016 (Successor), Seven Months Ended July 31, 2016 (Predecessor), and Years Ended December 31, 2015 and 2014 (Predecessor)	66
Consolidated Statements of Cash Flows for the Five Months Ended December 31, 2016 (Successor), Seven Months Ended July 31, 2016 (Predecessor), and Years Ended December 31, 2015 and 2014 (Predecessor)	67
Notes to Consolidated Financial Statements	69

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seventy Seven Energy Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Seventy Seven Energy Inc. and its subsidiaries (Successor) as of December 31, 2016 and the results of their operations and their cash flows for the five months ended December 31, 2016 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company's Joint Pre-packaged Plan of Reorganization (the "Plan") on July 14, 2016. Confirmation of the Plan resulted in the discharge of certain debt of the Company and substantially altered rights and interests of debt and equity security holders as provided for in the Plan. The Plan was substantially consummated on August 1, 2016 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting as of August 1, 2016.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
February 13, 2017

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Seventy Seven Energy Inc.

In our opinion, the accompanying consolidated balance sheet and the related consolidated statements of operations, of changes in equity and of cash flows present fairly, in all material respects, the financial position of Seventy Seven Energy Inc. and its subsidiaries (Predecessor) as of December 31, 2015 and the results of their operations and their cash flows for the seven months ended July 31, 2016, and for each of the two years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the Company filed a petition on June 7, 2016 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Joint Pre-packaged Plan of Reorganization was substantially consummated on August 1, 2016 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh-start accounting.

/s/ PricewaterhouseCoopers LLP
Oklahoma City, Oklahoma
February 13, 2017

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Consolidated Balance Sheets
(in thousands, except share amounts)

	Successor	Predecessor
	December 31, 2016	December 31, 2015

Assets:
Current Assets:
Cash	$48,654	$130,648
Accounts receivable, net of allowance of $59 and $3,680 at December 31, 2016 and December 31, 2015, respectively	99,530	164,721
Inventory	12,935	18,553
Deferred income tax asset	—	1,499
Prepaid expenses and other	14,414	17,141
Total Current Assets	175,533	332,562
Property and Equipment:
Property and equipment, at cost	813,291	2,646,446
Less: accumulated depreciation	(71,977)	(1,116,026)
Property and equipment held for sale, net	8,226	—
Total Property and Equipment, Net	749,540	1,530,420
Other Assets:
Deferred financing costs	1,132	1,238
Other long-term assets	22,345	38,398
Total Other Assets	23,477	39,636
Total Assets	$948,550	$1,902,618
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts payable	$15,590	$53,767
Current portion of long-term debt	5,000	5,000
Other current liabilities	49,776	98,318
Total Current Liabilities	70,366	157,085
Long-Term Liabilities:
Deferred income tax liabilities	—	60,623
Long-term debt, less current maturities	425,212	1,564,592
Other long-term liabilities	1,724	1,478
Total Long-Term Liabilities	426,936	1,626,693
Commitments and Contingencies (Note 13)
Stockholders’ Equity:
Predecessor common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 59,397,831 shares at December 31, 2015	—	594
Predecessor paid-in capital	—	350,770
Successor preferred stock, $0.01 par value: authorized 10,000,000 shares; zero outstanding at December 31, 2016	—	—
Successor common stock, $0.01 par value: authorized 90,000,000 shares; issued and outstanding 22,353,536 shares at December 31, 2016	224	—
Successor paid-in capital	514,583	—
Accumulated deficit	(63,559)	(232,524)
Total Stockholders’ Equity	451,248	118,840
Total Liabilities and Stockholders’ Equity	$948,550	$1,902,618

The accompanying notes are an integral part of these consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Consolidated Statements of Operations
(in thousands, except share amounts)

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014

Revenues:
Revenues	$222,378	$333,919	$1,131,244	$2,080,892
Operating Expenses:
Operating costs	166,726	237,014	855,870	1,580,353
Depreciation and amortization	73,898	162,425	295,421	292,912
General and administrative	31,808	66,667	112,141	108,139
Loss on sale of a business	—	—	35,027	—
(Gains) losses on sales of property and equipment, net	(1,748)	848	14,656	(6,272)
Impairment of goodwill	—	—	27,434	—
Impairments and other	—	6,116	18,632	30,764
Total Operating Expenses	270,684	473,070	1,359,181	2,005,896
Operating (Loss) Income	(48,306)	(139,151)	(227,937)	74,996
Other (Expense) Income:
Interest expense	(15,497)	(48,116)	(99,267)	(79,734)
Gains on early extinguishment of debt	—	—	18,061	—
Loss and impairment from equity investees	—	—	(7,928)	(6,094)
Other income	2,112	2,318	3,052	664
Reorganization items, net (Note 5)	(1,868)	(29,892)	—	—
Total Other Expense	(15,253)	(75,690)	(86,082)	(85,164)
Loss Before Income Taxes	(63,559)	(214,841)	(314,019)	(10,168)
Income Tax Benefit	—	(59,131)	(92,628)	(2,189)
Net Loss	$(63,559)	$(155,710)	$(221,391)	$(7,979)

Loss Per Common Share (Note 7)

Basic	$(2.86)	$(2.84)	$(4.42)	$(0.17)
Diluted	$(2.86)	$(2.84)	$(4.42)	$(0.17)

Weighted Average Common Shares Outstanding (Note 7)
Basic	22,186	54,832	50,096	47,236
Diluted	22,186	54,832	50,096	47,236

The accompanying notes are an integral part of these consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Consolidated Statements of Changes in Equity

	Common Stock	Common Stock	Paid-in Capital	Owner’s Equity	Accumulated Deficit	Total Stockholders’ / Owner’s Equity
	(Shares)	(in thousands)
Balance at December 31, 2013 (Predecessor)	—	$—	$—	$547,192	$—	$547,192
Net income (loss)	—	—	—	3,154	(11,133)	(7,979)
Contributions from Chesapeake	—	—	—	190,297	—	190,297
Distributions to Chesapeake	—	—	—	(482,001)	—	(482,001)
Reclassification of owner’s equity to paid-in capital	—	—	258,642	(258,642)	—	—
Issuance of common stock at spin-off	46,932	469	(469)	—	—	—
Share-based compensation	4,227	43	43,471	—	—	43,514
Balance at December 31, 2014 (Predecessor)	51,159	$512	$301,644	$—	$(11,133)	$291,023
Net loss	—	—	—		(221,391)	(221,391)
Share-based compensation	8,239	82	49,126		—	49,208
Balance at December 31, 2015 (Predecessor)	59,398	$594	$350,770	$—	$(232,524)	$118,840
Net loss	—	—	—	—	(155,710)	(155,710)
Share-based compensation	(1,930)	(19)	36,889	—	—	36,870
Balance at July 31, 2016 (Predecessor)	57,468	$575	$387,659	$—	$(388,234)	$—
Cancellation of Predecessor equity	(57,468)	(575)	(387,659)	—	388,234	—
Balance at August 1, 2016 (Predecessor)	—	$—	$—	$—	$—	$—

Issuance of Successor common stock and warrants	22,000	220	510,010	—	—	510,230
Balance at August 1, 2016 (Successor)	22,000	$220	$510,010	$—	$—	$510,230
Net loss	—	—	—	—	(63,559)	(63,559)
Share-based compensation	353	4	4,571	—	—	4,575
Shares issued for warrants exercised	1	—	2	—	—	2
Balance at December 31, 2016 (Successor)	22,354	$224	$514,583	$—	$(63,559)	$451,248

The accompanying notes are an integral part of these consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Consolidated Statements of Cash Flows
(in thousands)

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
Cash Flows from Operating Activities:
Net Loss	$(63,559)	$(155,710)	$(221,391)	$(7,979)
Adjustments to Reconcile Net Loss to Cash Provided by Operating Activities:
Depreciation and amortization	73,898	162,425	295,421	292,912
Amortization of sale/leaseback gains	—	—	—	(5,414)
Accretion of discount on term loans	5,192	—	—	—
Accretion of discount on note receivable	(694)	—	—	—
Amortization of deferred financing costs	103	2,455	4,623	6,122
Gains on early extinguishment of debt	—	—	(18,061)	—
Loss on sale of a business	—	—	35,027	—
(Gains) losses on sales of property and equipment	(1,748)	848	14,656	(6,272)
Impairment of goodwill	—	—	27,434	—
Impairments of long-lived assets	—	6,116	18,632	21,063
Loss and impairment from equity investees	—	—	7,928	6,094
Non-cash reorganization items, net	—	9,185	—	—
Provision for doubtful accounts	16	1,406	1,375	2,887
Non-cash compensation	10,577	12,635	48,509	47,184
Deferred income tax benefit	—	(59,124)	(92,686)	(2,863)
Other	68	(10)	(717)	150
Changes in operating assets and liabilities,
Accounts receivable	(5,250)	69,291	236,977	(81,001)
Inventory	487	5,131	7,099	(6,543)
Accounts payable	(5,828)	(32,349)	9,109	(11,954)
Other current liabilities	8,418	(17,872)	(89,650)	9,949
Other	210	2,042	(179)	961
Net cash provided by operating activities	21,890	6,469	284,106	265,296
Cash Flows from Investing Activities:
Additions to property and equipment	(12,502)	(82,787)	(205,706)	(457,618)
Purchases of short-term investments	—	(6,242)	—	—
Proceeds from sales of assets	9,985	2,638	27,695	88,556
Proceeds from sale of a business	—	—	15,000	—
Proceeds from sales of short-term investments	—	6,236	—	—
Additions to investments	—	—	(113)	(675)
Other	35	29	3,457	2,091
Net cash used in investing activities	(2,482)	(80,126)	(159,667)	(367,646)
Cash Flows from Financing Activities
Borrowings from revolving credit facility	—	—	160,100	1,201,400
Payments on revolving credit facility	—	—	(210,600)	(1,555,900)
Proceeds from issuance of senior notes, net of offering costs	—	—	—	493,825
Payments to extinguish senior notes	—	—	(31,305)	—
Proceeds from issuance of term loan, net of issuance costs	—	—	94,481	393,879
Payments on term loans	(2,500)	(17,500)	(4,750)	(2,000)
Deferred financing costs	—	(1,235)	(784)	(3,597)
Distributions to CHK	—	—	—	(422,839)
Employee tax withholding on restricted stock vestings	(6,004)	(506)	(1,824)	(3,205)
Net cash (used in) provided by financing activities	(8,504)	(19,241)	5,318	101,563
Net increase (decrease) in cash	10,904	(92,898)	129,757	(787)
Cash, beginning of period	37,750	130,648	891	1,678
Cash, end of period	$48,654	$37,750	$130,648	$891

SEVENTY SEVEN ENERGY INC.
(Debtor-in-possession June 7, 2016 through July 31, 2016)
Consolidated Statements of Cash Flows - (Continued)

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014

Supplemental Disclosure of Significant Non-Cash Investing and Financing Activities:
(Decrease) increase in other current liabilities related to purchases of property and equipment	$(590)	$(3,351)	$(20,016)	$18,999
Note receivable received as consideration for sale of a business	$—	$—	$27,000	$—
Property and equipment distributed to Chesapeake at spin-off	$—	$—	$—	$(792)
Property and equipment contributed from Chesapeake at spin-off	$—	$—	$—	$190,297
Supplemental Disclosure of Cash Payments:
Interest, net of amount capitalized	$8,830	$30,814	$96,730	$54,439

The accompanying notes are an integral part of these consolidated financial statements.

SEVENTY SEVEN ENERGY INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation and Spin-off

Basis of Presentation

The accompanying consolidated financial statements and related notes include the accounts of Seventy Seven Energy Inc. (“SSE”, “we”, “us”, “our”, “Company”, or “ours”) and its subsidiaries, all of which are 100% owned. SSE’s accounting and financial reporting policies conform to accounting principles and practices generally accepted in the United States of America (“GAAP”). All significant intercompany accounts and transactions within SSE have been eliminated.

On June 7, 2016 (the “Petition Date”), SSE and its subsidiaries filed voluntary petitions for relief under Chapter 11 of the United States Code in the United States Bankruptcy Court for the District of Delaware, case number 16-11409. The Debtors continued to operate their business as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code and the orders of the Bankruptcy Court. The subsidiary Debtors in these Chapter 11 cases were Seventy Seven Operating LLC, Seventy Seven Land Company LLC, Seventy Seven Finance Inc., Performance Technologies, L.L.C., PTL Prop Solutions, L.L.C., Western Wisconsin Sand Company, LLC, Nomac Drilling, L.L.C., SSE Leasing LLC, Keystone Rock & Excavation, L.L.C. and Great Plains Oilfield Rental, L.L.C., which represent all subsidiaries of SSE. On July 14, 2016, the Bankruptcy Court issued an order confirming the Joint Pre-packaged Plan of Reorganization of the Debtors. On August 1, 2016, the Plan became effective pursuant to its terms and the Debtors emerged from their Chapter 11 cases.

Upon emergence from bankruptcy, the Company adopted fresh-start accounting and became a new entity for financial reporting purposes. As a result of the application of fresh-start accounting and the effects of the implementation of the Plan, the Company’s consolidated financial statements on or after August 1, 2016 are not comparable with the financial statements prior to the Effective Date. See Note 4 for additional discussion.

Subsequent to the Petition Date, all expenses, gains and losses directly associated with the reorganization are reported within “Reorganization items, net” in the accompanying statements of operations.

References to “Successor” or “Successor Company” relate to SSE on and subsequent to August 1, 2016. References to “Predecessor” or “Predecessor Company” relate to SSE prior to August 1, 2016. References to “2016 Successor Period” and “2016 Predecessor Period” relate to the five months ended December 31, 2016 and the seven months ended July 31, 2016, respectively.

Spin-Off

On June 9, 2014, Chesapeake Energy Corporation (“CHK”) announced that its board of directors approved the spin-off of its oilfield services division through the pro rata distribution of 100% of the shares of common stock of SSE to CHK’s shareholders of record as of the close of business on June 19, 2014, the record date. On June 30, 2014, each CHK shareholder received one share of SSE common stock for every fourteen shares of CHK common stock held by such shareholder on the record date, and SSE became an independent, publicly traded company as a result of the distribution. The transactions in which SSE became an independent, publicly traded company, including the distribution, are referred to collectively as the “spin-off”. Prior to the spin-off, we conducted our business as CHK Oilfield Operating, L.L.C. (“COO”), a wholly owned subsidiary of CHK. Following the spin-off, CHK retained no ownership interest in SSE, and each company has separate public ownership, boards of directors and management. A registration statement on Form 10, as amended through the time of its effectiveness, describing the spin-off was filed by SSE with the U.S. Securities and Exchange Commission (“SEC”) and was declared effective on June 17, 2014. See Note 19 for further discussion of agreements entered into as part of the spin-off, including a master separation agreement, a transition services agreement, an employee matters agreement and a tax sharing agreement, among others. As part of the spin-off, we completed the following transactions, among others:

•
we entered into a new $275.0 million senior secured revolving credit facility (the “Pre-Petition Credit Facility”) and a $400.0 million secured term loan (the “Term Loan”). We used the proceeds from borrowings under these new facilities to repay in full and terminate our $500.0 million senior secured revolving credit facility (the “Old Credit Facility”).

•
we issued new 6.50% senior unsecured notes due 2022 (the “2022 Notes”) and used the net proceeds of approximately $493.8 million to make a cash distribution of approximately $391.0 million to CHK, to repay a portion of outstanding indebtedness under the Pre-Petition Credit Facility, and for general corporate purposes.

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

•
COO transferred all of its existing assets, operations and liabilities, including our 6.625% senior unsecured notes due 2019 (the “2019 Notes”), to Seventy Seven Operating LLC (“SSO”), an Oklahoma limited liability company, our direct wholly-owned subsidiary and the owner of all our operating subsidiaries.

•	COO was renamed SSE and converted from a limited liability company to a corporation.

2. Patterson-UTI Merger Agreement

On December 12, 2016, SSE entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Patterson-UTI Energy, Inc., a Delaware corporation (“Patterson-UTI”), and Pyramid Merger Sub, Inc., a Delaware corporation and a direct, wholly owned subsidiary of Patterson-UTI (“Merger Sub”), pursuant to which Patterson-UTI will acquire SSE in exchange for newly issued shares of Patterson-UTI common stock, par value $0.01 per share (“Patterson-UTI Common Stock”). The Merger Agreement provides that, upon the terms and subject to the conditions set forth therein, Merger Sub will be merged with and into SSE, with SSE continuing as the surviving entity and a wholly owned subsidiary of Patterson-UTI (the “Merger”).

Under the terms and conditions of the Merger Agreement, at the effective time of the Merger (the “Effective Time”), each issued and outstanding share of SSE common stock, par value $0.01 per share (“SSE Common Stock”), will be converted into the right to receive a number of shares of Patterson-UTI Common Stock equal to the exchange ratio, as described in the next sentence. The exchange ratio will be equal to 49,559,000 shares of Patterson-UTI Common Stock, divided by the total number of shares of SSE outstanding or deemed outstanding immediately prior to the effective time (including, among other things, shares issued upon exercise of warrants to acquire SSE Common Stock and restricted stock units that are exercised or deemed exercised); provided that, in the event that any Series A warrants to acquire SSE Common Stock are forfeited or net settled, such 49,559,000 shares of Patterson-UTI Common Stock will be reduced by a number equal to (i) the aggregate exercise price for the warrants that are forfeited or net settled, divided by (ii) the volume weighted average price of a share of Patterson-UTI Common Stock for the 10 consecutive trading days immediately preceding the 3rd business day prior to the closing. In no event will Patterson-UTI issue more than 49,559,000 of its shares as merger consideration.

The value of the merger consideration that SSE stockholders receive will depend on the price per share of Patterson-UTI common stock at the effective time. In addition, the value of the merger consideration is dependent upon the exchange ratio. The exchange ratio will be 1.7725 if all outstanding Series A Warrants of SSE are exercised for cash, no other warrants are exercised, no other shares of SSE are issued prior to closing and certain other assumptions set forth in the joint proxy statement/prospectus occur. The exchange ratio will be reduced if holders of Series A Warrants of SSE fail to exercise their warrants by tendering the cash exercise price, either by forfeiting the warrants or by net share settling such warrants. The exchange ratio will also be reduced if Series B or Series C Warrants of SSE—all of which are presently “out-of-the-money”—nevertheless exercise their warrants. The exchange ratio will further be reduced by any additional restricted stock unit awards granted by SSE for retention purposes, which will not exceed 300,000 restricted stock units in the aggregate.

In connection with the Merger, each SSE restricted stock unit award granted prior to December 12, 2016 that is outstanding as of the Effective Time will fully vest immediately prior to the closing of the Merger, and such awards will be treated as shares of SSE Common Stock and receive the merger consideration in respect of each share of SSE Common Stock subject to the award. In addition, at the Effective Time, each SSE restricted stock unit award granted on or following December 12, 2016 will be assumed by Patterson-UTI and converted into a restricted stock unit award covering a number of shares of Patterson-UTI Common Stock equal to (i) the number of shares of SSE Common Stock subject to the award immediately prior to the Effective Time, multiplied by (ii) the exchange ratio (discussed above), rounded to the nearest whole share.

SSE and Patterson-UTI have agreed, subject to certain exceptions, not to directly or indirectly solicit, initiate, facilitate, knowingly encourage or induce or take any other action that could be reasonably expected to lead to the making, submission, or announcement of competing acquisition proposals. With respect to competing acquisition proposals, subject to certain exceptions, both parties are also prohibited from furnishing any nonpublic information, engaging in discussions or negotiations, entering into a letter of intent or similar document, or otherwise approving, endorsing or recommending a competing proposal. SSE and Patterson-UTI have also agreed to cease all existing discussions with third parties regarding any competing acquisition proposals.

Notwithstanding the prior paragraph, either party may, subject to the terms and conditions set forth in the Merger Agreement, furnish information to, and engage in discussions and negotiations with, a third party that makes an unsolicited competing acquisition proposal if the board of directors of such party determines in good faith, after consultation with its outside counsel and its outside financial advisor, that such competing acquisition proposal is or is reasonably likely to result in a superior proposal, and that the failure to take such action would be inconsistent with its fiduciary duties under applicable law. Prior to the time that the relevant stockholders approve the Merger Agreement (in the case of SSE) or the issuance of Patterson-UTI Common Stock as merger consideration (the “Patterson-UTI Stock Issuance”) (in the case of Patterson-UTI), the board of directors of each of SSE and Patterson-UTI may change its recommendation with respect to the adoption of the Merger Agreement (in the case of SSE) or the Patterson-UTI Stock Issuance (in the case of Patterson-UTI), in each case, in response to a superior proposal or an intervening event if the board of directors determines in good faith, after consultation with its outside counsel, that, among other things, the failure to do so would be inconsistent with its fiduciary duties under applicable law and complies with certain other specified conditions.

The Merger Agreement contains representations and warranties from both Patterson-UTI and SSE, and each party has agreed to covenants, including, among others, covenants relating to (i) the conduct of its business during the interim period between the execution of the Merger Agreement and the Effective Time, (ii) the obligation to use reasonable best efforts to cause the Merger to be consummated and to obtain expiration of the waiting period under the Hart-Scott-Rodino Antitrust Improvements Act of 1976, as amended (“HSR Act”), (iii) the obligation of SSE to call a meeting of its stockholders to approve the Merger Agreement and (iv) the obligation of Patterson-UTI to call a meeting of its stockholders to approve the Patterson-UTI Stock Issuance.

The completion of the Merger is subject to satisfaction or waiver of certain closing conditions, including but not limited to: (i) adoption of the Merger Agreement by SSE’s stockholders and approval of the Patterson-UTI Stock Issuance by Patterson-UTI’s stockholders, (ii) the expiration or termination of any waiting period under the HSR Act, (iii) the absence of any law, order, decree or injunction prohibiting the consummation of the Merger, (iv) the effectiveness of the registration statement on Form S-4 pursuant to which the shares of Patterson-UTI Common Stock to be issued as merger consideration will be registered, (v) approval for listing on the Nasdaq Global Select Market of the shares of Patterson-UTI Common Stock to be issued in connection with the Merger subject to official notice of issuance, (vi) subject to specified materiality standards, the accuracy of the representations and warranties of each party, (vii) compliance by each party in all material respects with its covenants under the Merger Agreement, (viii) receipt of a tax opinion from each party’s counsel, dated as of the closing date, to the effect that the merger will be treated as a “reorganization” within the meaning of Section 368(a) of the Internal Revenue Code of 1986, as amended, (ix) the absence of material losses (as defined in the Merger Agreement) during the interim period between the date of execution of the Merger Agreement and the Effective Time that exceed, or would reasonably be expected to exceed, individually or in the aggregate, $100 million with respect to SSE and its subsidiaries, and $300 million with respect to Patterson-UTI and its subsidiaries, in each case, net of certain insurance or indemnification proceeds and certain other deductions, and (x) an amount of net debt (as defined in the Merger Agreement) as of the closing date not exceeding $500 million with respect to SSE and its subsidiaries, and $725 million (not including debt incurred to refinance SSE’s debt or pay for the expenses of the transaction) with respect to Patterson-UTI and its subsidiaries.

Upon termination of the Merger Agreement, if the stockholders of either party do not provide the requisite approval, such party must reimburse the expenses of the other party, capped at $7,500,000. In certain circumstances, including if the board of directors of SSE changes its recommendation or if the Merger Agreement is terminated in certain circumstances and SSE enters into an alternative acquisition transaction within 12 months of termination, SSE may be required to pay Patterson-UTI a termination fee of $40,000,000. Patterson-UTI may be required to pay SSE a termination fee of $100,000,000 in certain circumstances, including if the board of directors of Patterson-UTI changes its recommendation as a result of a Superior Parent Proposal or if the Merger Agreement is terminated in certain circumstances and Patterson-UTI enters into certain types of alternative acquisition transactions within 12 months of termination. In certain other circumstances, Patterson-UTI may be required to pay SSE a termination fee of $40,000,000. In no event will either party be entitled to receive more than one expense reimbursement payment or more than one termination fee payment to which either party is entitled.

In connection with the execution of the Merger Agreement, certain affiliates of Axar Capital Management, LLC, BlueMountain Capital Management, LLC and Mudrick Capital Management, L.P. entered into voting and support agreements with Patterson-UTI, pursuant to which each such stockholder agreed to vote all of its shares of SSE common stock in favor of the adoption of the merger agreement and against, among other things, alternative transactions. As of February 9, 2017, those stockholders held and are entitled to vote in the aggregate approximately 59% of the issued and outstanding shares of SSE common stock entitled to vote at the SSE special meeting. In the event that SSE’s board of directors changes its recommendation that SSE stockholders adopt the merger agreement, such stockholders, taken together, will be required to vote shares that, in the aggregate, represent 39.99% of the issued and outstanding shares of SSE common stock on such proposal, with each such stockholder being able to vote the balance of its shares of SSE common stock on such proposal in such stockholder’s sole discretion.

The description of the Merger Agreement and related voting and support agreements above does not purport to be complete and is qualified in its entirety by the full text of the Merger Agreement and related voting and support agreements, which were filed with the SEC on December 13, 2016 as Exhibits 2.1, 99.2, 99.3 and 99.4 to our Current Report on Form 8-K.

The transaction is expected to close late in the first quarter or early in the second quarter of 2017. However, SSE cannot predict with certainty when, or if, the pending merger will be completed because completion of the transaction is subject to conditions beyond the control of the Company.

3. Emergence from Voluntary Reorganization under Chapter 11 Proceedings and Related Events

On May 12, 2016, the Company and all of its wholly owned subsidiaries entered into a Second Amended and Restated Restructuring Support Agreement (the “Restructuring Support Agreement”) with (i) certain holders of the 2019 Notes, (ii) certain lenders under the Company’s Incremental Term Supplement (Tranche A) loan (the “Incremental Term Loan”), (iii) certain lenders under the Company’s $400.0 million Term Loan Credit Agreement dated June 25, 2014 (the “Term Loan”), and (iv) certain holders 2022 Notes.

On June 7, 2016, the Debtors filed the Bankruptcy Petitions for reorganization under Chapter 11 in the Bankruptcy Court. The filings of the Bankruptcy Petitions constituted an event of default with respect to the 2019 Notes, the 2022 Notes, the Term Loan (see Note 11) and the Incremental Term Loan (see Note 11) (collectively, the “Outstanding Debt”) and constituted an event of default under our Pre-Petition Credit Facility. Pursuant to Chapter 11, the filing of the Bankruptcy Petitions automatically stayed most actions against the Debtors, including actions to collect indebtedness incurred prior to the filing of the Bankruptcy Petitions or to exercise control over the Debtor’s property. Accordingly, although the Bankruptcy Petitions triggered defaults under the Outstanding Debt, creditors were generally stayed from taking action as a result of these defaults. These defaults were deemed waived or cured upon the Effective Date of the Plan. The Debtors also filed the Plan and a related solicitation and disclosure statement on June 7, 2016.

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

The Plan contemplated that we continue our day-to-day operations substantially as previously conducted and that all of our commercial and operational contracts remained in effect in accordance with their terms preserving the rights of all parties. The significant elements of the Plan included:

•	payment in full of all trade creditors and other general unsecured creditors in the ordinary course of business;

•	the exchange of the full $650.0 million of the 2019 Notes into 96.75% of new common stock issued in the reorganization (the “New Common Stock”);

•	the exchange of the full $450.0 million of the 2022 Notes for 3.25% of the New Common Stock as well as warrants exercisable for 15% of the New Common Stock at predetermined equity values;

•	the issuance to our existing common stockholders of two series of warrants exercisable for an aggregate of 20% of the New Common Stock at predetermined equity values;

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
In the event of a merger or consolidation where (i) the acquirer is not an affiliate of the Company and (ii) all of the equity held by equity holders of the Company outstanding immediately prior thereto is extinguished or replaced by equity in a different entity (except in cases where the equity holders of the Company represent more than 50% of the total equity of such surviving entity) (a “Non-Affiliate Combination”), holders of Warrants shall be solely entitled to receive the consideration per Warrant that is payable per share of common stock of the Company, less the applicable exercise price of the Warrant, paid in the same form and in the same proportion as is payable to holders of common stock. If the consideration is any form other than cash, the holders of the Warrants shall have ten business days prior to the consummation of the Non-Affiliate Combination to exercise their respective Warrants, and any Warrants not exercised will terminate.
In accordance with the Plan, on September 20, 2016, the Company adopted the Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan (the “2016 Omnibus Incentive Plan”) (see Note 14).
Successor Issuer
Pursuant to Rule 12g-3(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the Series B Warrants and Series C Warrants were deemed to be registered under Section 12(b) of the Exchange Act, and the Company was deemed to be the successor registrant to the Company in its state before the Effective Date. Such registration expired on September 6, 2016, and we filed a Registration Statement on Form 8-A to effect the registration of the Series B Warrants and Series C Warrants under Section 12(g) of the Exchange Act. As a result, the Company remained subject to the reporting requirements of the Exchange Act following the Effective Date.
Trading of New Common Stock
The New Common Stock is not traded on a national securities exchange. The Company can provide no assurance that the New Common Stock will trade on a nationally recognized market or an over-the-counter market, whether broker-dealers will provide public quotes of the reorganized Company’s common stock on an over-the-counter market, whether the trading volume on an over-the-counter market of the Company’s common stock will be sufficient to provide for an efficient trading market, or whether quotes for the Company’s common stock may be blocked by the OTC Markets Group in the future. Since August 17, 2016, SSE’s common stock has traded on the OTC Grey market under the symbol “SVNT.” If we complete the merger with Patterson-UTI, shares of SSE common stock will cease to be traded on the OTC Grey market.

Registration Rights Agreement
On the Effective Date, by operation of the Plan, the Company entered into a Registration Rights Agreement (the “Registration Rights Agreement”) with certain funds affiliated with and/or managed by each of BlueMountain Capital

Management, LLC, Axar Capital Management, LLC and Mudrick Capital Management, L.P. (collectively, the “Registration Rights Holders”).
The Registration Rights Agreement provides certain demand registration rights to the Registration Rights Holders at any time following the six-month anniversary of the Effective Date. The Company will not be required to effect more than (i) four demand registrations delivered by each Registration Rights Holder, or (ii) one demand registration delivered by any holder in any 180-day period.
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

4. Fresh-Start Accounting

In connection with the Company’s emergence from Chapter 11, the Company applied the provisions of fresh-start accounting, pursuant to Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 852, Reorganizations, (“ASC 852”), to its consolidated financial statements. The Company qualified for fresh-start accounting because (i) the holders of existing voting shares of the Predecessor Company received less than 50% of the voting shares of the Successor Company, and (ii) the reorganization value of the Company’s assets immediately prior to confirmation was less than the post-petition liabilities and allowed claims. The Company applied fresh-start accounting as of August 1, 2016, which was the date of emergence from Chapter 11. Adopting fresh-start reporting results in a new reporting entity with no beginning retained earnings or accumulated deficit. The cancellation of all existing common shares outstanding on the Effective Date and issuance of new shares of the reorganized entity caused a related change of control of the Company under ASC 852, as the holders of existing voting shares immediately before confirmation received less than 50% of the voting shares of the Successor Company.

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

The fair values of the Series A, Series B and Series C Warrants were estimated to be $4.62, $1.03 and $1.20, respectively. The fair values of the Warrants were estimated using a Black-Scholes pricing model with the following assumptions:

	Series A	Series B	Series C
Stock price	$16.27	$13.83	$12.45
Strike price	$23.82	$69.08	$86.93
Expected volatility	50%	50%	50%
Expected dividend rate	0%	0%	0%
Risk free interest rate	1.26%	1.26%	1.57%
Expiration date	5 years	5 years	7 years

The fair value of these warrants were estimated using Level 2 inputs.

The following table reconciles the enterprise value to the estimated reorganization value as of the Effective Date (in thousands):

Enterprise value	$900,000
Plus: Cash and cash equivalents	37,750
Plus: Fair value of non-debt working capital liabilities	63,365
Plus: Fair value of non-debt long-term liabilities	1,933
Reorganization value of Successor assets	$1,003,048

In determining reorganization value, the Company estimated fair value for property and equipment using significant unobservable inputs (Level 3) based on market and income approaches. SSE commissioned third-party appraisal services to estimate the fair value of its revenue-generating fixed assets and considered current market conditions and management’s judgment to estimate the fair value of non-revenue-generating assets. Additionally, the Company utilized a discounted cash flow method to fair value certain assets. SSE estimated future cash flows for the period from August 1, 2016 to July 31, 2026 and discounted such estimated future cash flows to present value using its weighted average cost of capital.

Reorganization value and enterprise value were estimated using various projections and assumptions that are inherently subject to significant uncertainties beyond our control. Accordingly, the estimates set forth herein are not necessarily indicative of actual outcomes, and there can be no assurance that the estimates, projections or assumptions will be realized.

Consolidated Balance Sheet
The adjustments set forth in the following consolidated balance sheet reflect the effects of (i) the consummation of the transactions contemplated by the Plan (reflected in the column “Reorganization Adjustments”), and (ii) estimated fair value adjustments resulting from the adoption of fresh-start accounting (reflected in the column “Fresh-Start Adjustments”). The explanatory notes highlight methods used to determine estimated fair values or other amounts of assets and liabilities, as well as significant assumptions.

	July 31, 2016 Predecessor Company	Reorganization Adjustments		Fresh-Start Adjustments		August 1, 2016 Successor Company
	(in thousands, except share amounts)
Assets:
Current Assets:
Cash and cash equivalents	$71,376	$(33,626)	(1)	$—		$37,750
Accounts receivable, net	94,024	—		—		94,024
Inventory	13,422	—		—		13,422
Deferred income tax asset	20,773	(20,773)	(2)	—		—
Prepaid expenses and other	15,309	—		—		15,309
Total Current Assets	214,904	(54,399)		—		160,505
Property and Equipment:
Property and equipment, at cost	2,681,896	—		(1,862,505)	(10)	819,391
Less: accumulated depreciation	(1,244,536)	—		1,244,536	(10)	—
Total Property and Equipment, Net	1,437,360	—		(617,969)		819,391
Other Assets:
Deferred financing costs	—	1,235	(3)	—		1,235
Other long-term assets	39,098	—		(17,181)	(11)	21,917
Total Other Assets	39,098	1,235		(17,181)		23,152
Total Assets	$1,691,362	$(53,164)		$(635,150)		$1,003,048
Liabilities and Stockholders’ Equity:
Current Liabilities:
Accounts Payable	$21,418	$—		$—		$21,418
Current portion of long-term debt	5,000	—		—		5,000
Other current liabilities	59,338	(17,391)	(4)	—		41,947
Total Current Liabilities	85,756	(17,391)		—		68,365
Long-Term Liabilities:
Deferred income tax liabilities	47,868	(46,638)	(2)	(1,230)	(12)	—
Long-term debt, excluding current maturities	475,852	(14,226)	(5)	(39,106)	(13)	422,520
Other long-term liabilities	1,933	—		—		1,933
Liabilities subject to compromise	1,135,493	(1,135,493)	(6)	—		—
Total Long-Term Liabilities	1,661,146	(1,196,357)		(40,336)		424,453
Commitments and Contingencies
Stockholders’ Equity:
Predecessor common stock, $0.01 par value: authorized 250,000,000 shares; issued and outstanding 57,467,915	575	(575)	(7)	—		—
Predecessor paid-in capital	387,659	(387,659)	(7)	—		—
Successor common stock, $0.01 par value: authorized 90,000,000 shares; issued and outstanding 22,000,000	—	220	(8)	—		220
Successor paid-in capital	—	510,010	(8)	—		510,010
Retained earnings (accumulated deficit)	(443,774)	1,038,588	(9)	(594,814)	(14)	—
Total Stockholders’ Equity (Deficit)	(55,540)	1,160,584		(594,814)		510,230
Total Liabilities and Stockholders’ Equity	$1,691,362	$(53,164)		$(635,150)		$1,003,048

Reorganization Adjustments

1.	Reflects the following cash payments recorded as of the Effective Date from implementation of the Plan (in thousands):

Predecessor liabilities paid upon emergence	$17,391
Partial repayment of Incremental Term Loan	15,000
Debt issuance costs	1,235
Total	$33,626

2.	Reflects the tax adjustments and corresponding change in valuation allowance as a result of the Company’s emergence from Chapter 11 bankruptcy.

3.	Reflects the $1.2 million of debt issuance costs incurred on the New ABL Credit Facility.

4.	Reflects the payment of $17.4 million in professional fees associated with the implementation of the Plan that were previously accrued in other current liabilities.

5.	Reflects the payment of $15.0 million principal on the Incremental Term Loan and the write-off of related deferred issuance costs of $0.8 million.

6.	Liabilities subject to compromise were settled as follows in accordance with the Plan (in thousands):

6.625% Senior Notes due 2019	$650,000
6.50% Senior Notes due 2022	450,000
Accrued interest	35,493
Liabilities subject to compromise of the Predecessor Company	1,135,493
Fair value of equity issued to holders of the senior notes of the Predecessor Company	(503,434)
Gain on settlement of liabilities subject to compromise	$632,059

7.	Reflects the cancellation of the Predecessor Company equity to retained earnings.

8.
Reflects the issuance of 22.0 million shares of common stock at a per share price of $22.07 to the holders of the Predecessor Company’s 2019 and 2022 Notes and the issuance of 9.954 million warrants to purchase up to 35% of the Successor Company’s equity valued at $24.7 million with a weighted average per unit value of $2.48.

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

The net gain on reorganization adjustments totaled $624.5 million and is included in reorganization items, net in the Predecessor Company's statement of operations (see Note 5). The cancellation of Predecessor Company equity was recorded as a direct reduction to retained earnings and had no impact to the Predecessor Company's statement of operations.

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

The following table summarizes the components of property and equipment, net of the Successor Company and the Predecessor Company (in thousands):

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

•
The Company recorded a $6.5 million adjustment to decrease the book value of the Note Receivable (as defined in Note 8) to fair value. Fair value of the Note Receivable was estimated using Level 2 inputs based on a market approach.

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

The $596.0 million net loss on fresh-start adjustments is included in reorganization items, net in the Predecessor Company's statement of operations (see Note 5).

5. Reorganization Items, Net

Reorganization items represent liabilities settled, net of amounts incurred subsequent to the Chapter 11 filing as a direct result of the Plan, and such items are classified as Reorganization items, net in our condensed consolidated statement of operations. The following table summarizes reorganization items, net (in thousands):

	Successor	Predecessor
	Period from August 1, 2016 to December 31, 2016	Period from January 1, 2016 to July 31, 2016
Net gain on settlement of liabilities subject to compromise	$—	$(632,059)
Net loss on fresh-start adjustments	—	596,044
Stock-based compensation acceleration expense	—	25,086
Professional fees	1,868	20,228
Write-off of debt issuance costs	—	13,318
Fair value of warrants issued to Predecessor stockholders	—	6,797
DIP credit agreement financing costs	—	478
Total	$1,868	$29,892

For the 2016 Successor Period and the 2016 Predecessor Period, cash payments for reorganization items totaled $2.5 million and $18.6 million, respectively.

6. Significant Accounting Policies

Accounting Estimates

The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the balance sheet date and the reported amounts of revenues and expenses during the reporting periods. Although management believes these estimates are reasonable, actual results could differ from those estimates. Areas where critical accounting estimates are made by management include:

•	estimated useful lives of assets, which impacts depreciation and amortization of property and equipment;

•	impairment of long-lived assets, goodwill and intangibles;

•	income taxes;

•	accruals related to revenue, expenses, capital costs and contingencies; and

•	cost allocations as described in Note 19.

Fresh-Start Accounting

As discussed in Note 4, the Company applied fresh-start accounting upon emergence from bankruptcy on August 1, 2016, which resulted in the Company becoming a new entity for financial reporting purposes. Upon adoption of fresh-start accounting, our assets and liabilities were recorded at their fair values as of the Effective Date. The Effective Date fair values of our assets and liabilities differed materially from the recorded values of our assets and liabilities as reflected in our historical consolidated balance sheet. The effects of the Plan and the application of fresh-start accounting were reflected in our consolidated financial statements as of August 1, 2016, and the related adjustments thereto were recorded in our consolidated statements of operations as reorganization items, net for the periods prior to August 1, 2016 (Predecessor Company).

As a result of our application of fresh-start accounting, our consolidated balance sheets and consolidated statement of operations subsequent to the Effective Date will not be comparable to our consolidated balance sheets and statements of operations prior to the Effective Date. Our consolidated financial statements and related footnotes are presented with a black line division which delineates the lack of comparability between amounts presented on or after August 1, 2016 and dates prior thereto. Our financial results for future periods following the application of fresh-start accounting will be different from historical trends, and such differences may be material.

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

Industry activity is beginning to increase as the U.S. domestic rig count was 589 during the fourth quarter of 2016, which, while down 22% compared to the fourth quarter of 2015, was up 22% compared to the third quarter of 2016. Additionally, the average price of oil during the fourth quarter of 2016 was $49.25 per barrel, which represented a 17% increase compared to the fourth quarter of 2015 and a 10% increase compared to the third quarter of 2016. These average oil prices remain well below the average prices in 2014. The average price of natural gas during the fourth quarter of 2016 was $3.04 per McF, an increase of 47% compared to the fourth quarter of 2015 and a 6% increase compared to the third quarter of 2016. Future price declines or prolonged levels of low prices would further negatively affect the demand for our services and the prices we are able to charge to our customers. Additionally, we may incur costs and have downtime during periods when our customers’ activities are refocused towards different drilling regions.

Historically, we have provided a significant percentage of our oilfield services to CHK. For the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014, CHK accounted for approximately 51%, 65%, 70% and 81%, respectively, of our revenues. As of December 31, 2016 and 2015, CHK accounted for approximately 49% and 65%, respectively, of our accounts receivable. If CHK ceases to engage us on terms that are attractive to us during any future period, our business, financial condition, cash flows and results of operations would be materially adversely affected during such period.

Accounts Receivable

Trade accounts receivable are recorded at the invoice amount and do not bear interest. As of December 31, 2016 and 2015, 49% and 65%, respectively, of our receivables are with CHK and its subsidiaries. The allowance for doubtful accounts represents our best estimate for losses that may occur resulting from disputed amounts with our customers or their inability to pay amounts owed. We determine the allowance based on historical write-off experience and information about specific customers. For the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014, we recognized a nominal amount, $1.4 million, $1.4 million and $2.9 million, respectively, of bad debt expense related to potentially uncollectible receivables.

On August 1, 2016, in connection with the application of fresh-start accounting, the carrying value of accounts receivable was adjusted to fair value, eliminating our historical allowance for doubtful accounts totaling $2.8 million. We recognized reductions to our allowance of $2.3 million, $0.5 million and $0.1 million as we wrote off specific receivables against our allowance for the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively.

Inventory

We value inventory at the lower of cost or market, with cost determined using the average cost method. Average cost is derived from third-party invoices and production cost. Production cost includes material, labor and manufacturing overhead. Inventory primarily consists of proppants and chemicals used in our hydraulic fracturing operations.

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

In connection with our application of fresh-start accounting, property and equipment were adjusted to estimated fair value on August 1, 2016. A summary of our property and equipment amounts (in thousands) and useful lives (in years) is as follows:

	Successor	Predecessor	Estimated
	December 31,	December 31,	Useful
	2016	2015	Life
Drilling rigs and related equipment	$509,734	$1,594,377	5-15
Hydraulic fracturing equipment	98,102	323,989	2-7
Oilfield rental equipment	34,157	324,976	2-10
Trucks and tractors	18,887	77,678	7
Vehicles	5,674	33,478	3
Buildings and improvements	107,450	196,240	10-39
Land	7,432	16,261	—
Other	31,855	79,447	3-7
Total property and equipment, at cost	813,291	2,646,446
Less: accumulated depreciation and amortization	(71,977)	(1,116,026)
Property and equipment held for sale, net (see Note 10)	8,226	—
Total property and equipment, net	$749,540	$1,530,420
Depreciation is calculated using the straight-line method based on the assets’ estimated useful lives and salvage values. These estimates are based on various factors including age (in the case of acquired assets), manufacturing specifications, technological advances and historical data concerning useful lives of similar assets.
We review the estimated useful lives of our property and equipment on an ongoing basis. Based on this review in the first quarter of 2015, we concluded that the estimated useful lives of certain drilling rig components and certain drilling rigs were shorter than the estimated useful lives used for depreciation in our consolidated financial statements. We reflected this useful life change as a change in estimate, effective January 1, 2015, which increased depreciation expense by $13.7 million, increased net loss by $9.7 million and increased our basic and diluted loss per share by $0.19 for the year ended December 31, 2015. Effective July 1, 2014, we concluded that the estimated useful lives of certain of our drilling rigs were shorter than the estimated useful lives used for depreciation, which increased depreciation expense by $3.9 million, increased net loss by $3.0 million and increased basic and diluted loss per share by $0.08 for the year ended December 31, 2014.
Depreciation expense on property and equipment for the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014 was $73.9 million, $162.4 million, $295.1 million and $290.9 million, respectively. Included in property and equipment are $10.9 million and $77.7 million at December 31, 2016 and 2015, respectively, of assets that are being constructed or have not been placed into service, and therefore are not subject to depreciation.
Interest is capitalized on the average amount of accumulated expenditures for major capital projects under construction using a weighted average interest rate based on our outstanding borrowings until the underlying assets are placed into service. Capitalized interest is added to the cost of the assets and amortized to depreciation expense over the useful life of the assets. During the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, we capitalized interest of approximately $1.0 million, $2.3 million and $2.1 million, respectively.
Impairment of Long-Lived Assets
We review our long-lived assets, such as property and equipment, whenever, in management’s judgment, events or changes in circumstances indicate the carrying amount of the assets may not be recoverable. Factors that might indicate a potential impairment include a significant decrease in the market value of the long-lived asset, a significant change in the long-lived asset’s physical condition, a change in industry conditions or a reduction in cash flows associated with the expected use of the long-lived asset. If these or other factors indicate the carrying amount of the asset may not be recoverable, we determine whether an impairment has occurred through analysis of the future undiscounted cash flows of the asset. If an impairment has occurred, we recognize a loss for the difference between the carrying amount and the fair value of the asset. We measure the fair value of the asset using market prices or, in the absence of market prices, based on an estimate of discounted cash flows.

Investments
Investments in securities are accounted for under the equity method in circumstances where we have the ability to exercise significant influence, but not control, over the operating and investing policies of the investee. Under the equity method, we recognize our share of the investee’s earnings in our consolidated statements of operations. We consolidate all subsidiaries in which we hold a controlling interest.
We evaluate our investments for impairment and recognize a charge to earnings when any identified impairment is determined to be other-than-temporary. See Note 16 for further discussion of investments.
Goodwill
Goodwill represents the cost in excess of fair value of the net assets of businesses acquired. In 2011, we recorded goodwill in the amount of $27.4 million related to our acquisition of Bronco Drilling Company, Inc. (“Bronco”). This goodwill was assigned to our drilling segment. Goodwill is not amortized.
We review goodwill for impairment annually on October 1 or more frequently if events or changes in circumstances indicate that the carrying amount of the reporting unit exceeds its fair value. Circumstances that could indicate a potential impairment include a significant adverse change in the economic or business climate, a significant adverse change in legal factors, an adverse action or assessment by a regulator, unanticipated competition, loss of key personnel, and the likelihood that a reporting unit or significant portion of a reporting unit will be sold or otherwise disposed of. Under GAAP, we have the option to first assess qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of one of our reporting units is greater than its carrying amount. If, after assessing the totality of events or circumstances, we determine it is more likely than not that the fair value of a reporting unit is greater than its carrying amount, there is no need to perform any further testing. However, if we conclude otherwise, accounting guidance requires a two-step process for testing impairment. First, the fair value of each reporting unit is compared to its carrying value to determine whether an indication of impairment exists. Second, if impairment is indicated, the fair value of the reporting unit’s goodwill is determined by allocating the unit’s fair value to its assets and liabilities (including any unrecognized intangible assets) as if the reporting unit had been acquired in a business combination on the impairment test date. The amount of impairment for goodwill is measured as the excess of the carrying value of the goodwill over its implied fair value.
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
For purposes of performing the impairment tests for goodwill, all of our goodwill related to our drilling reporting unit. We performed the two-step process for testing goodwill for impairment on October 1, 2015. Due to the further deterioration of industry conditions in the fourth quarter of 2015, including the further decline in oil and natural gas prices, the Company determined that there was an indication of impairment present based on the results of the first step of the goodwill impairment test. During the fourth quarter of 2015, we completed our assessment and recognized an impairment loss of $27.4 million on the goodwill associated with the Bronco acquisition. As of December 31, 2016 and 2015, we had no recorded goodwill on our consolidated balance sheet.
Deferred Financing Costs
Legal fees and other costs incurred in obtaining financing are amortized over the term of the related debt using a method that approximates the effective interest method. We had gross capitalized costs of $1.2 million and $37.3 million, net of accumulated amortization of $0.1 million and $12.4 million, at December 31, 2016 and 2015, respectively. We capitalized costs of $1.2 million associated with our New ABL Credit Facility (see Note 11) in the 2016 Predecessor Period. In 2015, we capitalized costs of $6.3 million associated with the issuance of a Term Loan due 2021. Amortization expense related to deferred financing costs was $0.1 million, $2.5 million, $4.6 million and $6.1 million for the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014, respectively, and is included in interest expense in the consolidated statements of operations. During the 2016 Predecessor Period, in connection with the reorganization and application of fresh-start accounting, unamortized costs totaling $22.4 million related to the Pre-Petition Credit Facility, Term Loan, Incremental Term Loan, 2019 Notes and 2022 Notes were written off and included in reorganization items, net in the consolidated statement of operations.

Revenue Recognition
We recognize revenue when services are performed, collection of receivables is reasonably assured, persuasive evidence of an arrangement exists and the price is fixed or determinable.
Drilling. We earn revenues by drilling oil and natural gas wells for our customers under daywork contracts. We recognize revenue on daywork contracts for the days completed based on the day rate each contract specifies. Payments received and costs incurred for mobilization services are recognized as earned over the days of mobilization. We also recognize revenue for contract termination fees paid by our customers. Under certain of our contracts, we have agreed to allow customers to pay the termination cost over the life of the contract in lieu of a lump sum, and we refer to a rig in this circumstance as “idle but contracted” or “IBC”. IBC payments are structured to preserve our anticipated operating margins for the affected rigs through the end of the contract terms and are recognized as revenue over the life of the contract.
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
Environmental Costs
Our operations involve the storage, handling, transport and disposal of bulk waste materials, some of which contain oil, contaminants and regulated substances. These operations are subject to various federal, state and local laws and regulations intended to protect the environment. Environmental expenditures are expensed or capitalized depending on their future economic benefit. Expenditures that relate to an existing condition caused by past operations and that have no future economic benefit are expensed. There were no amounts capitalized as of December 31, 2016 and 2015. We record liabilities on an undiscounted basis when remediation efforts are probable and the costs to conduct such remediation efforts can be reasonably estimated.

Leases
We lease rail cars and other property and equipment through various leasing arrangements (see Note 13). When we enter into a leasing arrangement, we analyze the terms of the arrangement to determine its accounting treatment. As of December 31, 2016, all leases have been accounted for as operating leases.
We periodically incur costs to improve the assets that we lease under these arrangements. We record the improvement as a component of property and equipment and amortize the improvement over the shorter of the useful life of the improvement or the remaining lease term.
Share-Based Compensation
For the Successor Company, our share-based compensation program consists of restricted stock granted to employees and non-employee directors under the 2016 Omnibus Incentive Plan. For the Predecessor Company, our share-based compensation program consisted of restricted stock and stock options granted to employees and restricted stock granted to non-employee directors under the SSE 2014 Incentive Plan (the “2014 Incentive Plan”).
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
Income Taxes
Our effective tax rate was 0%, 28%, 29% and 22% for the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014, respectively. We did not record any income tax benefit for the 2016 Successor Period due to the tax benefit at expected rates being offset by a full valuation allowance. Our effective tax rate can fluctuate as a result of state income taxes, permanent differences and changes in pre-tax income.
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
As of December 31, 2016, we are in a net deferred tax asset position. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, we have recorded a full valuation allowance against our net deferred tax assets. In connection with the Company's emergence from Chapter 11 and subsequent application of fresh-start accounting, we recorded a full valuation allowance of $219.6 million in the 2016 Predecessor Period. We recorded the reduction of net operating losses related to cancellation of indebtedness income (“CODI”) in the 2016 Successor Period. The deferred tax impact of the tax attribute reduction was fully offset by a corresponding decrease in valuation allowance in the 2016 Successor Period.

The benefit of an uncertain tax position taken or expected to be taken on an income tax return is recognized in the consolidated financial statements at the largest amount that is more likely than not to be sustained upon examination by the relevant taxing authority. Interest and penalties, if any, related to uncertain tax positions would be recorded in interest expense and other expense, respectively. We had no uncertain tax positions at December 31, 2016 and 2015. As of December 31, 2016, the tax years ended December 31, 2014 and December 31, 2015 remain open to examination by U.S. federal and state taxing authorities.
7. Earnings Per Share

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

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(in thousands, except per share data)
Basic loss per share:
Allocation of earnings:
Net loss	$(63,559)	$(155,710)	$(221,391)	$(7,979)

Weighted average common shares outstanding (a)	22,186	54,832	50,096	47,236
Basic loss per share	$(2.86)	$(2.84)	$(4.42)	$(0.17)

Diluted loss per share:
Allocation of earnings:
Net loss	$(63,559)	$(155,710)	$(221,391)	$(7,979)

Weighted average common shares, including dilutive effect (a)(b)(c)(d)	22,186	54,832	50,096	47,236
Diluted loss per share	$(2.86)	$(2.84)	$(4.42)	$(0.17)

(a)
On June 30, 2014, 46,932,433 shares of our common stock were distributed to CHK shareholders in conjunction with the spin-off. For comparative purposes, and to provide a more meaningful calculation for weighted average shares, we have assumed this amount to be outstanding for periods prior to the spin-off.

(b)	No incremental shares of potentially dilutive restricted stock awards or units were included for the periods presented as their effect was antidilutive under the treasury stock method.

(c)
The exercise price of stock options exceeded the average market price of our common stock during the 2016 Predecessor Period and the years ended December 31, 2015 and 2014. Therefore, the stock options were not dilutive.

(d)
No incremental shares of potentially dilutive Series A Warrants were included for the 2016 Successor Period as their effect was antidilutive under the treasury stock method. The exercise price of the Series B and Series C Warrants exceeded the average market price of our common stock during the 2016 Successor Period. Therefore, the Series B and Series C Warrants were not dilutive.

8. Sale of Hodges Trucking Company, L.L.C.

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

The consideration received consisted of $15.0 million in cash and a $27.0 million secured promissory note due June 15, 2020 (the “Note Receivable”). The Note Receivable bears a fixed interest rate of 9.00% per annum, which is payable quarterly in arrears beginning on June 30, 2015. Aveda can, at any time, make prepayments of principal before the maturity date without premium or penalty. The Note Receivable is secured by a second lien on substantially all of Aveda’s fixed assets and accounts receivable. The Note Receivable is presented in other long-term assets on our consolidated balance sheet.

In connection with the application of fresh-start accounting (see Note 4), the Note Receivable was written down to fair value of $20.5 million using an income approach. The difference between the $27.0 million face amount and the fair value recorded in fresh-start accounting is being accreted over the remaining life of the Note Receivable.

We recognized interest income of $1.0 million, $1.4 million and $1.4 million during the the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015, respectively, related to the Note Receivable.

We recognized a loss of $35.0 million on the sale of Hodges during the year ended December 31, 2015. Additionally, we recognized $2.1 million of stock-based compensation expense related to the vesting of restricted stock held by Hodges employees and $0.6 million of severance-related costs during the year ended December 31, 2015.

Hodges was included in our former oilfield trucking segment. The sale of Hodges did not qualify as discontinued operations because the sale did not represent a strategic shift that had or will have a major effect on our operations or financial results.

9. Asset Sales and Impairments and Other

Asset Sales

During the 2016 Successor Period and 2016 Predecessor Period, we sold assets, primarily consisting of real estate and ancillary equipment, for $11.9 million and $3.3 million, respectively. During the year ended December 31, 2015, we sold our water hauling assets for $6.5 million, which consisted of property and equipment that had a total carrying amount of $12.3 million, and other ancillary equipment for $21.2 million. During the year ended December 31, 2014, we sold 28 Tier 3 drilling rigs and ancillary drilling equipment for $44.8 million. Additionally, during 2014, we sold our crude hauling assets, which included 124 fluid handling trucks and 122 trailers that had a total carrying amount of $20.7 million, for $43.8 million. We recorded net losses (gains) on sales of property and equipment of approximately ($1.7) million, $0.8 million, $14.7 million and ($6.3) million during the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31 2015 and 2014, respectively.

Impairments and Other

A summary of our impairments and other is as follows:

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(in thousands)
Trucking and water disposal equipment	$—	$—	$2,737	$—
Drilling rigs held for sale	—	—	—	11,237
Drilling rigs held for use	—	305	5,202	8,366
Lease termination costs	—	—	—	9,701
Drilling related services equipment	—	2,900	8,687	—
Other	—	2,911	2,006	1,460
Total impairments and other	$—	$6,116	$18,632	$30,764

We recognized $2.7 million of impairment charges during the year ended December 31, 2015 for certain trucking and water disposal equipment that we deemed to be impaired based on expected future cash flows of this equipment. Estimated fair value for the trucking and water disposal equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

During the year ended December 31, 2014 we recognized $11.2 million of impairment charges for certain drilling rigs and spare equipment we had identified to sell as part of our broader strategy to divest of non-essential drilling rigs. We were required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time they met the criteria for held for sale accounting. Estimated fair value was based on the expected sales price, less costs to sell.

We recognized $0.3 million, $5.2 million and $8.4 million of impairment charges during the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively, for certain drilling rigs that we deemed to be impaired based on our assessment of future demand and the suitability of the identified rigs in light of this demand. Estimated fair value for these drilling rigs was determined using significant unobservable inputs (Level 3) based on a market approach.

During the year ended December 31, 2014, we purchased 45 leased drilling rigs for approximately $158.4 million and paid lease termination costs of approximately $9.7 million.

We recognized $2.9 million and $8.7 million of impairment charges during the 2016 Predecessor Period and the year ended December 31, 2015 for drilling-related services equipment that we deemed to be impaired based on the expected future cash flows of this equipment. The estimated fair value for the drilling-related services equipment was determined using significant unobservable inputs (Level 3) based on a market approach.

We recognized impairment charges of $2.9 million, $2.0 million and $1.5 million during the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively, related to certain other property and equipment that we deemed to be impaired based on our assessment of the market value and expected future cash flows of the long-lived asset. Estimated fair value for this property and equipment was determined using significant unobservable inputs (Level 3) based on an income approach.

The assumptions used in our impairment evaluation for long-lived assets are inherently uncertain and require management’s judgment.

10. Property and Equipment Held for Sale

During the 2016 Successor Period, we identified certain drilling rigs to sell. We are required to present such assets at the lower of carrying amount or fair value less the anticipated costs to sell at the time they meet the criteria for held-for-sale accounting. Estimated fair value was based on the expected sales price, less costs to sell. As of December 31, 2016, $8.2 million was included in property and equipment held for sale on our consolidated balance sheet. These assets are included in our drilling segment.

11. Debt

As of December 31, 2016 and 2015, our long-term debt consisted of the following (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015
6.625% Senior Notes due 2019	$—	$650,000
6.50% Senior Notes due 2022	—	450,000
Term Loans	473,250	493,250
Total principal amount of debt	473,250	1,593,250
Less:
Discount on Term Loans	43,038	—
Current portion of long-term debt	5,000	5,000
Unamortized deferred financing costs	—	23,658
Total long-term debt	$425,212	$1,564,592

2019 Senior Notes

In October 2011, we issued $650.0 million in aggregate principal amount of 6.625% Senior Notes due 2019. The filings of the Bankruptcy Petitions described in Note 3 constituted an event of default with respect to the 2019 Notes. The Company did not make the payment of $21.5 million in accrued interest that was due on May 15, 2016. The amount of contractual interest on the 2019 Notes that was not recorded from June 7, 2016 through July 31, 2016 was $6.5 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2019 Notes were cancelled.

2022 Senior Notes

In June 2014, we issued $500.0 million in aggregate principal amount of 6.50% Senior Notes due 2022. The filings of the Bankruptcy Petitions described in Note 3 constituted an event of default with respect to the 2022 Notes. The Company did not make the payment of $14.6 million in accrued interest that was due on July 15, 2016. The amount of contractual interest on the 2022 Notes that was not recorded from June 7, 2016 through July 31, 2016 was $4.4 million.

On the Effective Date, by operation of the Plan, all outstanding obligations under the 2022 Notes were cancelled.

During the year ended December 31, 2015, we repurchased and cancelled $50.0 million in aggregate principal amount of the 2022 Notes in multiple transactions for $31.3 million. We recognized gains on extinguishment of debt of $18.1 million, which included the accelerated amortization of deferred financing costs of $0.6 million.

Term Loans

In June 2014, we entered into a $400.0 million seven-year term loan credit agreement. Borrowings under the Term Loan bear interest at our option at either (i) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month London Interbank Offered Rate (“LIBOR”) rate adjusted daily plus 1.00% or (ii) LIBOR, with a floor of 0.75%, plus, in each case, an applicable margin. The applicable margin for borrowings is 2.00% for Base Rate loans and 3.00% for LIBOR loans, depending on whether the Base Rate or LIBOR is used, provided that if and for so long as the leverage ratio is less than a certain level and the term loans have certain ratings from each of S&P and Moody’s, such margins will be reduced by 0.25%. As of December 31, 2016, the applicable rate for borrowings under the Term Loan was 3.88733%. The Term Loan is repayable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Term Loan and will mature in full on June 25, 2020.

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

We may prepay all or a portion of our Term Loan at any time. Borrowings under our Term Loan may be subject to mandatory prepayments with the net cash proceeds of certain issuances of debt, certain asset sales and other dispositions and certain condemnation events, and with excess cash flow in any calendar year in which our leverage ratio exceeds 3.25 to 1.00. The Term Loan contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. We are in compliance with the related covenants as of December 31, 2016.

In May 2015, we entered into an incremental term supplement to the Term Loan and borrowed an additional $100.0 million in aggregate principal amount (the “Incremental Term Loan”), receiving net proceeds of $94.5 million. Borrowings under the Incremental Term Loan bear interest at our option at either (i) LIBOR, with a floor of 1.00% or (ii) the Base Rate, calculated as the greatest of (1) the Bank of America, N.A. prime rate, (2) the federal funds rate plus 0.50% and (3) a one-month LIBOR rate adjusted daily plus 1.00%, plus, in each case, an applicable margin. The applicable margin for borrowings is 9.00% for LIBOR loans and 8.00% for Base Rate loans, depending on whether the Base Rate or LIBOR is used. As of December 31, 2016, the applicable rate for borrowings under the Incremental Term Loan was 10.00%. The Incremental Term Loan is payable in equal consecutive quarterly installments equal to 0.25% (1.00% per annum) of the original principal amount of the Incremental Term Loan and will mature in full on June 25, 2021.

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

We may prepay all or a portion of our Incremental Term Loan at any time. Borrowings under our Incremental Term Loan may be subject to mandatory prepayments with the net cash proceeds of certain issuances of debt, certain asset sales and other dispositions and certain condemnation events, and with excess cash flow in any calendar year in which our leverage ratio exceeds 3.25 to 1.00. The Incremental Term Loan contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. All prepayments of the Incremental Term Loan, except for mandatory prepayments described above, if made on or prior to the 42-month anniversary of the Incremental Term Loan, are subject to a prepayment premium equal to (i) a make-whole premium determined pursuant to a formula set forth in the Incremental Term Loan if made on or prior to the 18-month anniversary of the Incremental Term Loan, (ii) 5.00% of such principal amount if made after the 18-month anniversary and on or prior to the 30-month anniversary of the Incremental Term Loan, or (iii) 3.00% of such principal amount if made after the 30-month anniversary and on or prior to the 42-month anniversary of the Incremental Term Loan. We are in compliance with the related covenants as of December 31, 2016.

The filings of the Bankruptcy Petitions described in Note 3 constituted an event of default with respect to the Term Loan and the Incremental Term Loan. Upon the Effective Date of the Plan, such defaults were deemed cured or waived. As outlined in the Plan, we paid a consent fee equal to 2% of the Term Loan and Incremental Term Loan, paid $15.0 million of the Incremental Term Loan balance and the Incremental Term Loan prepayment premium was suspended for an 18-month period beginning on the Effective Date of the Plan.

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

The New ABL Credit Facility contains various covenants and restrictive provisions which limit our ability to (1) enter into asset sales; (2) incur additional indebtedness; (3) make investments or loans and create liens; (4) pay certain dividends or make other distributions and (5) engage in transactions with affiliates. The New ABL Credit Facility also requires maintenance of a fixed charge coverage ratio based on the ratio of consolidated EBITDA to fixed charges, in each case as defined in the New ABL Credit Facility. If we fail to perform our obligations under the agreement that results in an event of default, the commitments under the New ABL Credit Facility could be terminated and any outstanding borrowings under the New ABL Credit Facility may be declared immediately due and payable. The New ABL Credit Facility also contains cross default provisions that apply to our other indebtedness. We are in compliance with the related covenants as of December 31, 2016.

As of December 31, 2016, we had no borrowings outstanding under the New ABL Credit Facility, letters of credit of $15.9 million and availability of $58.6 million.

12. Other Current Liabilities

Other current liabilities as of December 31, 2016 and 2015 are detailed below (in thousands):

	Successor	Predecessor
	December 31, 2016	December 31, 2015

Other Current Liabilities:
Payroll-related accruals	$15,964	$21,561
Accrued operating expenses	15,499	29,760
Self-insurance reserves	7,638	9,718
Income, property, sales, use and other taxes	4,899	8,336
Accrued capital expenditures	2,115	5,993
Interest	3,661	22,950
Total Other Current Liabilities	$49,776	$98,318

13. Commitments and Contingencies

Operating Leases

As of December 31, 2016, we were party to five lease agreements with various third parties to utilize 724 lease rail cars for initial terms of five to seven years. Additional rental payments are required for the use of rail cars in excess of the allowable mileage stated in the respective agreement.

As of December 31, 2016, we were also party to various lease agreements for other property and equipment with varying terms.

Aggregate undiscounted minimum future lease payments under our operating leases at December 31, 2016 are presented below:

	Rail Cars	Other	Total
	(in thousands)
2017	$3,290	$417	$3,707
2018	2,165	259	$2,424
2019	1,331	30	$1,361
2020	490	—	$490
Total	$7,276	$706	$7,982

Rent expense for drilling rigs, real property, rail cars and other property and equipment for the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014 was $2.4 million, $4.1 million, $8.0 million and $35.5 million, respectively, and was included in operating costs in our consolidated statements of operations.

Litigation

While the filing of the Bankruptcy Petitions automatically stayed certain actions against the Company, including actions to collect pre-petition indebtedness or to exercise control over the property of its bankruptcy estates, the Company received an order from the Bankruptcy Court allowing it to pay all general claims, including claims of litigation counterparties, in the ordinary course of business in accordance with applicable non-bankruptcy laws notwithstanding the commencement of the Chapter 11 cases. The Plan confirmed in the Chapter 11 cases provides for the treatment of claims against the Company’s bankruptcy estates, including pre-petition liabilities that have not otherwise been satisfied or addressed during the Chapter 11 cases.

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

Self-Insured Reserves

We are self-insured up to certain retention limits with respect to workers’ compensation and general liability matters. We maintain accruals for self-insurance retentions that we estimate using third-party data and claims history. Included in operating costs is workers’ compensation (credits) expense of ($1.5) million, $2.4 million, $4.0 million and $8.3 million for the 2016 Successor Period, the 2016 Predecessor Period, and the years ended December 31, 2015 and 2014, respectively.

14. Share-Based Compensation

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

The fair value of the restricted stock units is determined based on the estimated fair market value of SSE common shares on the date of grant. This value is amortized over the vesting period. Included in operating costs and general and administrative expenses is stock-based compensation expense of $10.6 million for the 2016 Successor Period related to the 2016 Omnibus Incentive Plan.

A summary of the status of changes of unvested shares of restricted stock units under the 2016 Omnibus Incentive Plan is presented below:

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(In thousands)
Unvested shares as of September 20, 2016	—	$—
Granted	1,945	$17.31
Vested	(605)	$17.31
Forfeited	—	$—
Unvested shares as of December 31, 2016	1,340	$17.31

As of December 31, 2016, there was $23.1 million of total unrecognized compensation cost related to the unvested restricted stock units. The cost is expected to be recognized over a period of 33 months.

2014 Incentive Plan

Prior to the spin-off, our employees participated in the CHK share-based compensation program and received restricted stock, and in the case of senior management, stock options. Effective July 1, 2014, our employees began participating in the SSE 2014 Incentive Plan. The 2014 Incentive Plan consisted of restricted stock available to employees and stock options. The restricted stock awards and stock options were equity-classified awards.

In connection with the spin-off, unvested awards granted under the CHK share-based compensation program were cancelled and substituted as follows:

•
Each outstanding award of options to purchase shares of CHK common stock was replaced with a substitute award of options to purchase shares of Predecessor SSE common stock. The substitute awards of options were intended to preserve the intrinsic value of the original option and the ratio of the exercise price to the fair market value of the stock subject to the option.

•
The CHK restricted stock awards and restricted stock unit awards were replaced with substitute awards in Predecessor SSE common stock, each of which generally preserved the value of the original award.

Awards granted in connection with the substitution of awards originally issued under the CHK share-based compensation program were a part of the 2014 Incentive Plan and reduced the maximum number of shares of common stock available for delivery under the 2014 Incentive Plan.

Upon the Company’s emergence from bankruptcy on August 1, 2016, as discussed in Note 3, the Company’s common stock was canceled and New Common Stock was issued. SSE’s existing stock-based compensation awards under the 2014 Incentive Plan were also either vested or canceled upon the Company’s emergence from bankruptcy. Accelerated vesting and cancellation of these stock-based compensation awards resulted in the recognition of expense, on the date of vesting or cancellation, to record any previously unamortized expense related to the awards.

Equity-Classified Awards

Restricted Stock. The fair value of restricted stock awards was determined based on the fair market value of SSE common shares on the date of the grant. This value was amortized over the vesting period. All unvested restricted stock awards under the 2014 Incentive Plan vested upon the Company’s emergence from bankruptcy. During the 2016 Predecessor Period, the Company recognized expense of $24.9 million as a result of the accelerated vesting of these awards, which is included in reorganization items, net in the consolidated statement of operations.

A summary of the changes of the shares of restricted stock under the 2014 Incentive Plan is presented below.

	Number of Unvested Restricted Shares	Weighted Average Grant-Date Fair Value
	(in thousands)
Unvested shares as of January 1, 2016	5,896	$11.93
Granted	—	$—
Vested	(5,746)	$6.74
Forfeited	(150)	$14.06
Unvested shares as of August 1, 2016	—	$—

Stock Options. CHK granted stock options to our chief executive officer under CHK’s Long-Term Incentive Plan for incentive and retention purposes, which were replaced with a substitute option to purchase shares of SSE common stock in connection with the spin-off. The substitute incentive-based stock options vested ratably over a three-year period and the substitute retention-based stock options vested one-third on each of the third, fourth and fifth anniversaries of the grant date of the original CHK award. Outstanding options were scheduled to expire ten years from the date of grant of the original CHK award. We have not issued any new stock options, other than the replacement awards, since the spin-off. All stock options awarded under the 2014 Incentive Plan were cancelled upon the Company’s emergence from bankruptcy. During the 2016 Predecessor Period, the Company recognized expense of $0.2 million as a result of the cancellations, which is included in reorganization items, net in the consolidated statement of operations.

The following table provides information related to stock option activity for 2016 Predecessor Period:

	Number of Shares Underlying Options	Weighted Average Exercise Price Per Share	Weighted Average Contract Life in Years	Aggregate Intrinsic Value(a)
	(in thousands)			(in thousands)
Outstanding at January 1, 2016	348	$16.19	7.23	$—
Granted	—	$—	—	$—
Exercised	—	$—	—	$—
Cancelled	(348)	$16.19	—	$—
Outstanding at August 1, 2016	—	$—	—	$—
Exercisable at August 1, 2016	—	$—	—	$—

Through the date of the spin-off, we were charged by CHK for share-based compensation expense related to our direct employees. Pursuant to the employee matters agreement with CHK, our employees received a new award under the 2014 Plan in substitution for each unvested CHK award then held (which were cancelled). We recorded a non-recurring credit of $10.5 million to operating costs and general and administrative expenses during the second quarter of 2014 as a result of the cancellation of the unvested CHK awards.

Included in operating costs and general administrative expenses is stock-based compensation expense of $12.3 million, $38.5 million and $29.8 million for the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively, related to the 2014 Incentive Plan.

Other

Performance Share Units. CHK granted performance share units (“PSUs”) to our chief executive officer under CHK’s Long Term Incentive Plan that includes both an internal performance measure and external market condition as it relates to CHK. Following the spin-off, compensation expense is recognized through the changes in fair value of the PSUs over the vesting period with a corresponding adjustment to equity, and any related cash obligations are the responsibility of CHK. We recognized expenses (credits) of a nominal amount, $0.1 million, ($1.6) million and ($0.4) million related to these PSUs for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, respectively.

In March 2016, the FASB issued ASU No. 2016-09, “Compensation - Stock Compensation,” which modifies several aspects of the accounting for share-based payment transactions, including the income tax consequences, classification of awards as either equity or liabilities, and classification on the statement of cash flows. ASU 2016-09 is effective for annual reporting periods beginning after December 15, 2016 with early adoption permitted. We elected to adopt ASU 2016-09 effective December 31, 2016. The adoption of this standard had no impact on our consolidated financial statements.

15. Income Taxes

The components of income tax benefit for each of the periods presented below are as follows:

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(in thousands)
Current	$—	$(7)	$58	$674
Deferred	—	(59,124)	(92,686)	(2,863)
Total	$—	$(59,131)	$(92,628)	$(2,189)

The effective income benefit differed from the computed “expected” federal income tax benefit on loss before income taxes for the following reasons:

	Successor	Predecessor
	Five Months Ended	Seven Months Ended	Years Ended December 31,
	December 31, 2016	July 31, 2016	2015	2014
		(in thousands)
Income tax benefit at the federal statutory rate (35%)	$(22,246)	$(75,195)	$(109,906)	$(3,559)
State income taxes (net of federal income tax benefit)	(1,015)	(2,277)	(4,118)	538
Discharge of debt and other reorganization-related items	232,395	(37,283)	—	—
Stock-based compensation shortfall	(1,282)	23,443	8,967	—
Executive compensation	2,110	—	—	—
Goodwill impairment	—	—	9,602	—
Other permanent differences	1,192	676	2,518	601
Effect of change in state taxes	(2,010)	40	(23)	—
Other	(40)	155	332	231
Change in valuation allowance	(209,104)	31,310	—	—
Total	$—	$(59,131)	$(92,628)	$(2,189)

Deferred income taxes are provided to reflect temporary differences in the basis of net assets for income tax and financial reporting purposes. The tax-effected temporary differences and tax loss carryforwards which comprise deferred taxes are as follows:

	Successor	Predecessor
	December 31, 2016	December 31, 2015

Deferred tax liabilities:
Property and equipment	$(35,405)	$(242,879)
Term Loan	(16,071)	—
Intangible assets	(1,563)	(1,551)
Prepaid expenses	(2,489)	(3,580)
Other	(1,307)	(1,121)
Deferred tax liabilities	(56,835)	(249,131)

Deferred tax assets:
Net operating loss carryforwards	48,540	172,822
Intangible assets	8,271	—
Deferred stock compensation	47	10,035
Accrued liabilities	3,169	3,231
Other long-term assets	6,156	—
Other	1,128	3,919
Valuation allowance	(10,476)	—
Deferred tax assets	56,835	190,007
Net deferred tax liability	$—	$(59,124)

Reflected in accompanying balance sheets as:
Current deferred income tax asset	$—	$1,499
Non-current deferred income tax liability	—	(60,623)
Total	$—	$(59,124)

At December 31, 2016, we had NOL carryforwards of approximately $130.6 million. The NOL carryforwards expire from 2034 through 2036. The value of these carryforwards depends on our ability to generate future taxable income. We considered both positive and negative evidence in our determination of the need for valuation allowances for the deferred tax assets associated with our NOLs and other deferred tax assets. As of December 31, 2016, we are in a net deferred tax asset position. We believe it is more likely than not that these deferred tax assets will not be realized, and accordingly, have recorded a full valuation allowance against our net deferred tax assets. In connection with the Company's emergence from Chapter 11 and subsequent application of fresh-start accounting, we recorded a full valuation allowance of $219.6 million in the 2016 Predecessor Period.

As described in Note 3, elements of the Plan provided that our 2019 Notes and 2022 Notes were exchanged for New Common Stock. Absent an exception, a debtor recognizes CODI upon discharge of its outstanding indebtedness for an amount of consideration that is less than its adjusted issue price. The Internal Revenue Code of 1986, as amended (“IRC”), provides that a debtor in a Chapter 11 bankruptcy case may exclude CODI from taxable income but must reduce certain of its tax attributes by the amount of any CODI realized as a result of the consummation of a plan of reorganization. The amount of CODI realized by a taxpayer is determined based on the fair market value of the consideration received by the creditors in settlement of outstanding indebtedness. As a result of the market value of our equity upon emergence from Chapter 11 bankruptcy proceedings, the estimated amount of CODI is approximately $625.3 million, which will reduce the value of the Company's net operating losses. We recorded the reduction of net operating losses related to CODI in the 2016 Successor Period. The deferred tax impact of this tax attribute reduction was fully offset by a corresponding decrease in valuation allowance in the 2016 Successor Period.

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

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes,” which simplifies the presentation of deferred income taxes by requiring deferred tax liabilities and assets to be classified as noncurrent in the balance sheet. ASU 2015-17 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2016, with early adoption permitted. We elected to adopt this change in accounting principle prospectively as of the bankruptcy emergence date of August 1, 2016. The adoption of this standard had no impact on our consolidated financial statements due to the full valuation allowance against our net deferred tax asset as of August 1, 2016. The adoption of this standard continued to have no impact on our consolidated financial statements due to the full valuation allowance recorded as of December 31, 2016.

16. Equity Method Investment

Effective June 6, 2016, we assigned our 49% ownership of the membership interest in Maalt Specialized Bulk, L.L.C. (“Maalt”) back to the majority owners. Prior to this assignment, we used the equity method of accounting to account for our investment in Maalt, which had a zero value as of June 6, 2016. We recorded equity method adjustments to our investment of $0.9 million and ($1.6) million for our share of Maalt’s income (loss) for the years ended December 31, 2015 and 2014, respectively. We also made additional investments of $0.1 million and $0.7 million for the years ended December 31, 2015 and 2014, respectively.

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

Fair Value on Recurring Basis

The carrying values of our cash, trade receivables and trade payables are considered to be representative of their respective fair values due to the short-term nature of these instruments.

Fair Value on Non-Recurring Basis

Fair value measurements were applied with respect to our non-financial assets and liabilities measured on a non-recurring basis, which consist primarily of impairments on long-lived assets, goodwill and an equity method investment based on Level 3 inputs. See Notes 6, 9 and 16 for additional discussion.

Fair Value of Other Financial Instruments

The fair values of our note receivable and debt, as shown in the table below, reflect the estimated amounts that a market participant would have to pay to purchase the note receivable or our debt, including any premium or discount attributable to the difference between the stated interest rate and market rate of interest at the balance sheet date. Fair values are based on quoted market prices, or average valuations of similar debt instruments at the balance sheet date for those debt instruments for which quoted market prices are not available. Estimated fair values are determined using available market information and valuation methodologies. Considerable judgment is required in interpreting market data to develop the estimates of fair value. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

	Successor		Predecessor
	December 31, 2016		December 31, 2015
	Carrying Amount	Fair Value (Level 2)	Carrying Amount	Fair Value (Level 2)
			(in thousands)
Financial assets:
Note Receivable	$21,243	$23,498	$27,000	$17,842

Financial liabilities:
6.625% Senior Notes due 2019	$—	$—	$642,713	$221,975
6.50% Senior Notes due 2022	$—	$—	$444,701	$71,865
Term Loans	$430,212	$469,377	$482,178	$371,080
Less: Current portion of long-term debt	$5,000		$5,000
Total long-term debt	$425,212		$1,564,592

18. Concentration of Credit Risk and Major Customers

Financial instruments that potentially subject us to concentrations of credit risk consist principally of cash and trade receivables. Accounts receivable from CHK and its affiliates were $48.6 million and $109.6 million as of December 31, 2016 and December 31, 2015, or 49% and 65%, respectively, of our total accounts receivable.

Revenues from CHK and its affiliates were $114.5 million, $217.6 million, $789.5 million and $1.676 billion for the 2016 Successor Period, the 2016 Predecessor Period and the years ended December 31, 2015 and 2014, or 51%, 65%, 70% and 81%, respectively, of our total revenues. Additionally, revenues from another customer of our Hydraulic Fracturing segment represents approximately 11% of our total revenues during the 2016 Successor Period. We believe that the loss of these customers would have a material adverse effect on our operating results as there can be no assurance that replacement customers would be identified and accessed in a timely fashion.

Included in total revenues are amounts related to IBC payments of $38.9 million, $80.7 million and $87.9 million for the 2016 Successor Period, the 2016 Predecessor Period and the year ended December 31, 2015 respectively. Excluding IBC revenues, non-CHK revenue as a percentage of total revenue was 58% and 42% for the 2016 Successor Period and 2016 Predecessor Period, respectively, compared to 32% for the year ended December 31, 2015. See Note 19 for further discussion of agreements entered into with CHK as part of the spin-off, including a services agreement and rig-specific daywork drilling contracts.

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

On June 25, 2014, we entered into an employee matters agreement with CHK providing that each company has responsibility for its own employees and compensation plans. The agreement also contains provisions concerning benefit protection for both SSE and CHK employees, treatment of holders of CHK stock options, restricted stock, restricted stock units and performance share units, and cooperation between us and CHK in the sharing of employee information and maintenance of confidentiality.

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

Prior to the spin-off, we were party to a facilities lease agreement with CHK pursuant to which we leased a number of the storage yards and physical facilities out of which we conduct our operations. We incurred $8.2 million of lease expense for the year ended December 31, 2014 under this facilities lease agreement. In connection with the spin-off, we acquired the property subject to the facilities lease agreement, and the facilities lease agreement was terminated.

Prior to the spin-off, CHK provided us with general and administrative services and the services of its employees pursuant to an administrative services agreement. These services included legal, accounting, treasury, environmental, safety, information technology and other corporate services. In return for the general and administrative services provided by CHK, we reimbursed CHK on a monthly basis for the overhead expenses incurred by CHK on our behalf in accordance with its allocation policy, which included costs and expenses incurred in connection with the provision of any of the services under the agreement, including the wages and benefits of CHK employees who perform services on our behalf. The administrative expense allocation was determined by multiplying revenues by a percentage determined by CHK based on the historical average of costs incurred on our behalf. All of the administrative cost allocations were based on assumptions that management believes are reasonable; however, these allocations are not necessarily indicative of the costs and expenses that would have resulted if we had been operating as a stand-alone entity. These charges from CHK were $26.8 million for the year ended December 31, 2014. In connection with the spin-off, we terminated the administrative services agreement and entered into the transition services agreement described above.

20. Segment Information

As of December 31, 2016, our revenues, income (loss) before income taxes and identifiable assets are primarily attributable to three reportable segments. During the second quarter of 2015, we sold the remaining business and assets included in our former oilfield trucking segment. Our former oilfield trucking segment’s historical results for periods prior to the sale continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

Each of these segments represents a distinct type of business. These segments have separate management teams which report to our chief operating decision-maker. The results of operations in these segments are regularly reviewed by the chief operating decision-maker for purposes of determining resource allocation and assessing performance. Management evaluates the performance of our segments based upon adjusted earnings before interest, taxes and depreciation and amortization.

Prior to 2016, the information that was regularly reviewed by our chief operating decision-maker included general and administrative expenses that were allocated to each of our reportable segments for corporate overhead functions provided by the Other Operations segment on behalf of our reportable segments. Effective January 1, 2016, we no longer allocate general and administrative expenses to our reportable segments from the Other Operations segment in the information that is reviewed by our chief operating decision-maker. For comparability purposes, this change has been reflected through retroactive revision of our segment information for the year ended December 31, 2015.

The following is a description of our segments and other operations:

Drilling. Our drilling segment provides land-based drilling services. As of December 31, 2016, we owned a fleet of 91 land drilling rigs.

Hydraulic Fracturing. Our hydraulic fracturing segment provides land-based hydraulic fracturing and other well stimulation services. As of December 31, 2016, we owned 13 hydraulic fracturing fleets with an aggregate of 500,000 horsepower.

Oilfield Rentals. Our oilfield rentals segment provides premium rental tools for land-based drilling, completion and workover activities.

Former Oilfield Trucking. Our oilfield trucking segment historically provided drilling rig relocation and logistics services as well as fluid handling services. During the second quarter of 2015, we sold Hodges and sold our water hauling assets. As part of the spin-off, we sold our crude hauling assets to a third party. As of June 30, 2015, there were no remaining assets or operations in the oilfield trucking segment, although we do have ongoing liabilities, primarily related to insurance claims, whose income statement impact is charged to general and administrative expense. Our former oilfield trucking segment’s historical results for periods prior to the sale continue to be included in our historical financial results as a component of continuing operations as reflected in the tables below.

Other Operations. Our other operations consists primarily of our corporate functions, including our Term Loans and New ABL Credit Facility for the Successor Period and 2019 Notes, 2022 Notes, Term Loans and Pre-Petition Credit Facility for the Predecessor periods.

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Other Operations	Intercompany Eliminations	Consolidated Total
	(in thousands)
Successor
For the Five Months Ended December 31, 2016:
Revenues	$116,767	$89,493	$16,361	$1,197	$(1,440)	$222,378
Intersegment revenues	(37)	—	(206)	(1,197)	1,440	—
Total revenues	$116,730	$89,493	$16,155	$—	$—	$222,378
Depreciation and amortization	26,979	34,079	9,032	3,808	—	73,898
Losses (gains) on sales of property and equipment, net	(984)	31	(590)	(205)	—	(1,748)
Interest expense	—	—	—	(15,497)	—	(15,497)
Other income	100	63	75	1,874	—	2,112
Reorganization items, net	(43)	(32)	(13)	(1,780)	—	(1,868)
Income (Loss) Before Income Taxes	$37,934	$(45,385)	$(5,140)	$(50,968)	$—	$(63,559)
Capital Expenditures	$10,658	$989	$805	$50	$—	$12,502

As of December 31, 2016:
Total Assets	$551,870	$148,524	$40,677	$207,479	$—	$948,550

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Other Operations	Intercompany Eliminations	Consolidated Total
	(in thousands)
Predecessor
For the Seven Months Ended July 31, 2016
Revenues	$154,813	$160,723	$18,597	$4,842	$(5,056)	$333,919
Intersegment revenues	(19)	—	(195)	(4,842)	5,056	—
Total revenues	$154,794	$160,723	$18,402	$—	$—	$333,919
Depreciation and amortization	87,160	49,124	18,773	7,368	—	162,425
Losses (gains) on sales of property and equipment, net	1,211	66	(425)	(4)	—	848
Impairments and other	3,205	—	287	2,624	—	6,116
Interest expense	—	—	—	(48,116)	—	(48,116)
Other income	362	349	3	1,604	—	2,318
Reorganization items, net	(514,627)	(45,046)	(18,966)	548,747	—	(29,892)
Income (Loss) Before Income Taxes	$(509,157)	$(91,966)	$(39,638)	$425,920	$—	$(214,841)
Capital Expenditures	$66,084	$16,302	$—	$401	$—	$82,787

	Drilling	Hydraulic Fracturing	Oilfield Rentals	Former Oilfield Trucking	Other Operations	Intercompany Eliminations	Consolidated Total
	(in thousands)
Predecessor
For The Year Ended December 31, 2015:
Revenues	$437,749	$575,495	$77,292	$45,512	$8,461	$(13,265)	$1,131,244
Intersegment revenues	(1,345)	—	(705)	(2,773)	(8,442)	13,265	—
Total revenues	$436,404	$575,495	$76,587	$42,739	$19	$—	$1,131,244
Depreciation and amortization	163,380	70,605	41,049	8,787	11,600	—	295,421
Losses (gains) on sales of property and equipment, net	10,566	230	(1,780)	5,728	(88)	—	14,656
Impairment of goodwill	27,434	—	—	—	—	—	27,434
Impairments and other	14,329	—	—	2,737	1,566	—	18,632
Gains on early extinguishment of debt	—	—	—	—	18,061	—	18,061
Interest expense	—	—	—	—	(99,267)	—	(99,267)
Loss and impairment from equity investees	—	(7,928)	—	—	—	—	(7,928)
Other income	813	1,201	68	16	954	—	3,052
Loss Before Income Taxes (as Previously Reported)	$(43,195)	$(22,680)	$(40,216)	$(38,420)	$(169,508)	$—	$(314,019)
Corporate overhead allocation	31,894	25,647	9,109	4,182	(70,832)	—	—
Loss Before Income Taxes (as Adjusted)	$(11,301)	$2,967	$(31,107)	$(34,238)	$(240,340)	$—	$(314,019)
Capital Expenditures	$153,279	$32,743	$6,706	$—	$12,978	$—	$205,706

As of December 31, 2015:
Total Assets	$1,144,144	$291,584	$92,588	$—	$374,302	$—	$1,902,618

For The Year Ended December 31, 2014:
Revenues	$774,888	$885,907	$154,416	$195,618	$109,942	$(39,879)	$2,080,892
Intersegment revenues	(358)	—	(1,296)	(5,139)	(33,086)	39,879	—
Total revenues	$774,530	$885,907	$153,120	$190,479	$76,856	$—	$2,080,892
Depreciation and amortization	140,884	72,105	52,680	21,817	5,426	—	292,912
Losses (gains) on sales of property and equipment, net	17,931	(17)	(2,355)	(21,853)	22	—	(6,272)
Impairments and other(a)	29,602	207	955	—	—	—	30,764
Interest expense	—	—	—	—	(79,734)	—	(79,734)
Loss and impairment from equity investees	—	(6,094)	—	—	—	—	(6,094)
Other income (expense)	364	60	179	226	(165)	—	664
Income (Loss) Before Income Taxes	$79,999	$63,548	$(2,459)	$6,359	$(157,615)	$—	$(10,168)
Capital Expenditures	$373,353	$37,211	$22,337	$3,599	$21,118	$—	$457,618

As of December 31, 2014:
Total Assets	$1,322,160	$449,966	$155,683	$138,909	$224,754	$(1,179)	$2,290,293

(a)	Includes lease termination costs of $9.7 million for the year ended December 31, 2014, respectively.

21. Quarterly Financial Data (unaudited)

Summarized unaudited quarterly financial data for 2016 and 2015 are as follows (in thousands):

	Successor		Predecessor
	Three Months Ended December 31, 2016	Two Months Ended September 30, 2016	One Month Ended July 31, 2016	Three Months Ended June 30, 2016	Three Months Ended March 31, 2016

Revenues	$142,722	$79,656	$40,438	$138,120	$155,361
Operating loss (a)	$(17,323)	$(30,983)	$(21,294)	$(74,496)	$(43,361)
Net loss(a)	$(27,031)	$(36,528)	$(11,640)	$(84,505)	$(59,563)
Loss per share(c):
Basic	$(1.21)	$(1.66)	$(0.21)	$(1.53)	$(1.09)
Diluted	$(1.21)	$(1.66)	$(0.21)	$(1.53)	$(1.09)

	Predecessor
	Three Months Ended December 31, 2015	Three Months Ended September 30, 2015	Three Months Ended June 30, 2015	Three Months Ended March 31, 2015

Revenues	$192,788	$213,541	$295,128	$429,787
Operating loss (b)	$(45,818)	$(46,281)	$(104,645)	$(31,193)
Net loss(b)	$(60,590)	$(48,530)	$(74,670)	$(37,601)
Loss per share(c):
Basic	$(1.18)	$(0.95)	$(1.51)	$(0.78)
Diluted	$(1.18)	$(0.95)	$(1.51)	$(0.78)

(a)
Includes $2.9 million, $0.1 million, ($0.5) million, $23.7 million and $4.7 million in restructuring charges related to the Chapter 11 filing for the quarter ended December 31, 2016, the two months ended September 30, 2016, the one month ended July 31, 2016, the quarter ended June 30, 2016 and the quarter ended March 31, 2016, respectively. Includes $1.6 million, $0.2 million, $16.5 million and $13.4 million in reorganization items related to the Chapter 11 filing for the quarter ended December 31, 2016, the two months ended September 30, 2016, the one month ended July 31, 2016 and the quarter ended June 30, 2016, respectively. Includes $0.02 million, $5.8 million and $0.3 million of impairments and other for the one month ended July 31, 2016, the quarter ended June 30, 2016 and the quarter ended March 31, 2016, respectively.

(b)
Includes $35.0 million of loss on sale of a business for the quarter ended June 30, 2015, $27.4 million of impairment of goodwill for the quarter ended December 31, 2015 and $1.9 million, $1.6 million, $8.8 million and $6.3 million of impairments and other for the quarters ended December 31, 2015, September 30, 2015, June 30, 2015 and March 31, 2015, respectively.

(c)	The sum of quarterly net income per share may not agree to the total for the year as each period’s computation is based on the weighted average number of common shares outstanding during each period.

22. Recently Issued and Proposed Accounting Standards

In October 2016, the FASB issued ASU No. 2016-16, “Income Taxes (Topic 740): Intra-Entity Transfers of Assets Other Inventory”, which updates previously issued standards to improve the income tax consequences of intra-entity transfers of assets other than inventory. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which amends eight specific cash flow issues with the objective of reducing diversity in practice. This ASU is effective for annual reporting periods beginning after December 15, 2017, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases,” which modifies the lease recognition requirements and requires entities to recognize the assets and liabilities arising from leases on the balance sheet. ASU 2016-02 is effective for annual reporting periods beginning after December 15, 2018, with early adoption permitted. We are currently evaluating what impact this standard will have on our consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements - Going Concern,” which requires management to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued (or within one year after the date that the financial statements are available to be issued when applicable). ASU 2014-15 is effective for fiscal years, and interim periods within those years, ending after December 15, 2016. Adoption of this standard had no impact on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers,” which supersedes the revenue recognition requirements in “Revenue Recognition (Topic 605)” and requires entities to recognize revenue in a way that depicts the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled to in exchange for those goods or services. In August 2015, the FASB deferred the effective date of ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period; the FASB also provided for early adoption for annual reporting periods beginning after December 15, 2016. We are currently evaluating what impact this standard, including related ASU Nos. 2016-08, 2016-10, 2016-12 and 2016-20, will have on our consolidated financial statements.

23. Subsequent Events

Between January 1, 2017 and February 9, 2017, 564,854 Series A Warrants were exercised through cash settlement and 30,201 Series A Warrants were exercised through net share settlement. As a result, the Company received cash proceeds of $13.5 million and issued 578,986 shares of New Common Stock subsequent to December 31, 2016.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer (“CEO”) (principal executive officer) and chief financial officer (“CFO”) (principal financial officer), as appropriate, to allow for timely decisions regarding required disclosure.

As required by SEC Rule 13a-15(b), we carried out an evaluation, under the supervision and with the participation of our management, including our CEO and CFO, of the effectiveness of our disclosure controls and procedures as of December 31, 2016. Based on that evaluation, the CEO and CFO have concluded that those disclosure controls and procedures were effective as of December 31, 2016.

Management’s Report on Internal Control Over Financial Reporting

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

Under the supervision and with the participation of our management, including the CEO and the CFO, we carried out an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2016 using the criteria established in “Internal Control-Integrated Framework” (2013), issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our assessment we concluded that, as of December 31, 2016, our internal control over financial reporting was effective based on the criteria in “Internal Control - Integrated Framework” (2013) issued by the COSO.

Previously Reported Material Weakness

As previously reported in our amended Annual Report on Form 10-K/A for the year ended December 31, 2015, our management concluded that our internal control over financial reporting and our disclosure controls and procedures were ineffective as of December 31, 2015 as a result of the following material weakness:

We did not design and maintain effective controls related to the recoverability of the carrying value of property and equipment. Specifically, we did not design a review precise enough to determine the accuracy and support of certain assumptions related to the property and equipment impairment assessments.

To remediate the material weakness described above and enhance our internal control over financial reporting, during the quarter ended December 31, 2016, management conducted a thorough review of its internal controls over the recoverability of the carrying value of property and equipment. Following this review, management implemented control activities to specifically address the accuracy of significant assumptions used in performing the “Step 1” recoverability test related to property and equipment asset groups, the level at which those activities are performed, and the evidence maintained in support of those review activities. As a result of the above actions, management has determined that the material weakness related to the recoverability of the carrying value of property and equipment has been remediated.

Changes in Internal Control Over Financial Reporting

As desribed above under Previously Reported Material Weakness, there were changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

/s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

/s/ Cary Baetz
Cary Baetz
Chief Financial Officer and Treasurer

February 13, 2017

Item 9B.	Other Information

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Information required by Item 10 of Part III is incorporated herein by reference to the definitive Proxy Statement to be filed by us pursuant to Regulation 14A of the General Rules and Regulations under the Securities Exchange Act of 1934 not later than April 30, 2017 (the “2017 Proxy Statement”).

Item 11.	Executive Compensation

The information required by Item 11 of Part III is incorporated by reference to the 2017 Proxy Statement.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by Item 12 of Part III is incorporated by reference to the 2017 Proxy Statement.

Item 13.	Certain Relationships and Related Transactions and Director Independence

The information required by Item 13 of Part III is incorporated by reference to the 2017 Proxy Statement.

Item 14.	Principal Accountant Fees and Services

The information required by Item 14 of Part III is incorporated by reference to the 2017 Proxy Statement.

PART IV

Item 15.	Exhibits, Financial Statement Schedules

The following exhibits are filed as a part of this report:

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Master Separation Agreement, dated as of June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C., and Chesapeake Energy Corporation.	8-K	001-36354	2.1	7/1/2014
2.2	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	7/20/2016
2.3	Agreement and Plan of Merger by and among Patterson-UTI Energy, Inc., Pyramid Merger Sub, Inc. and Seventy Seven Energy Inc., dated as of December 12, 2016	8-K	001-36354	2.1	12/13/2016
3.1	Certificate of Incorporation of Seventy Seven Energy Inc.	8-K	001-36354	3.1	8/4/2016
3.2	Bylaws of Seventy Seven Energy Inc.	8-K	001-36354	3.2	8/4/2016
10.1	Master Services Agreement, dated as of October 25, 2011, between COS Holdings, L.L.C. and Chesapeake Operating, Inc.	S-4	333-187766	10.1	5/30/2013
10.2	Letter Agreement, dated June 25, 2014, to the Master Services Agreement, dated October 25, 2011, between Chesapeake Operating, L.L.C. and Chesapeake Oilfield Operating, L.L.C.	10-Q	001-36354	10.7	8/5/2014
10.3	Tax Sharing Agreement, dated June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.1	7/1/2014
10.4	Employee Matters Agreement, dated June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.2	7/1/2014
10.5	Transition Services Agreement, dated as of June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.3	7/1/2014
10.6	Services Agreement (hydraulic fracturing), dated June 25, 2014, by and between Performance Technologies, L.L.C. and Chesapeake Operating, Inc.	8-K	001-36354	10.4	7/1/2014
10.7	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	8/4/2016
10.8	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	8/4/2016
10.9	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	8/4/2016
10.10	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	8/4/2016

10.11	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	8/4/2016
10.12	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	8/4/2016
10.13	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	8/4/2016
10.14	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	8/4/2016
10.15	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	8/4/2016
10.16	Form of Indemnification Agreement*	8-K	001-36354	10.1	9/23/2016
10.17	Employment Agreement entered into between Seventy Seven Energy Inc. and Karl Blanchard as of September 23, 2016*	8-K	001-36354	10.2	9/23/2016
10.18	Employment Agreement entered into between Seventy Seven Energy Inc. and Cary Baetz as of September 23, 2016*	8-K	001-36354	10.3	9/23/2016
10.19	Employment Agreement entered into between Seventy Seven Energy Inc. and James Minmier as of September 23, 2016*	8-K	001-36354	10.4	9/23/2016
10.20	Employment Agreement entered into between Seventy Seven Energy Inc. and William Stanger as of September 23, 2016*	8-K	001-36354	10.5	9/23/2016
10.21	Employment Agreement entered into between Seventy Seven Energy Inc. and Jerry Winchester as of September 23, 2016*	8-K	001-36354	10.6	9/23/2016
10.22	Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan*	8-K	001-36354	10.7	9/23/2016
10.23	Form of Director Restricted Stock Unit Award Agreement*	8-K	001-36354	10.1	9/27/2016
10.24	Form of Executive Restricted Stock Unit Award Agreement*	8-K	001-36354	10.2	9/27/2016
10.25	Form of Employee Restricted Stock Unit Award Agreement*	8-K	001-36354	10.3	9/27/2016
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X

99.1	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of Axar Capital Management, LLC, dated as of December 12, 2016.	8-K	001-36354	99.2	12/13/2016
99.2	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of BlueMountain Capital Management, LLC, dated as of December 12, 2016.	8-K	001-36354	99.3	12/13/2016
99.3	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of Mudrick Capital Management, L.P., dated as of December 12, 2016.	8-K	001-36354	99.4	12/13/2016
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.					†

†
Pursuant to Rule 406T of Regulation S-T, interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of sections 11 and 12 of the Securities Act of 1933, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to any liability under those sections.

*	Management contract or compensatory plan or arrangement.

Item 16.	Form 10-K Summary

The Company has elected not to include summary information.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SEVENTY SEVEN ENERGY INC.
Date: February 13, 2017                    By:    /s/ Jerry Winchester
Jerry Winchester
Director, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Capacity	Date

/s/ Jerry Winchester	Director, President and Chief Executive Officer (Principal Executive Officer)	February 13, 2017
Jerry Winchester

/s/ Cary Baetz	Chief Financial Officer and Treasurer (Principal Financial Officer and Principal Accounting Officer)	February 13, 2017
Cary Baetz

/s/ Edward J. DiPaolo	Chairman of the Board	February 13, 2017
Edward J. DiPaolo

/s/ Andrew Axelrod	Director	February 13, 2017
Andrew Axelrod

/s/ Victor Danh	Director	February 13, 2017
Victor Danh

/s/ Steven Hinchman	Director	February 13, 2017
Steven Hinchman

/s/ David King	Director	February 13, 2017
David King

/s/ Doug Wall	Director	February 13, 2017
Doug Wall

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Commission File No.	Exhibit	Filing Date	Filed Herewith	Furnished Herewith
2.1	Master Separation Agreement, dated as of June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C., and Chesapeake Energy Corporation.	8-K	001-36354	2.1	7/1/2014
2.2	Confirmation Order for Prepackaged Plan of Reorganization	8-K	001-36354	2.1	7/20/2016
2.3	Agreement and Plan of Merger by and among Patterson-UTI Energy, Inc., Pyramid Merger Sub, Inc. and Seventy Seven Energy Inc., dated as of December 12, 2016	8-K	001-36354	2.1	12/13/2016
3.1	Certificate of Incorporation of Seventy Seven Energy Inc.	8-K	001-36354	3.1	8/4/2016
3.2	Bylaws of Seventy Seven Energy Inc.	8-K	001-36354	3.2	8/4/2016
10.1	Master Services Agreement, dated as of October 25, 2011, between COS Holdings, L.L.C. and Chesapeake Operating, Inc.	S-4	333-187766	10.1	5/30/2013
10.2	Letter Agreement, dated June 25, 2014, to the Master Services Agreement, dated October 25, 2011, between Chesapeake Operating, L.L.C. and Chesapeake Oilfield Operating, L.L.C.	10-Q	001-36354	10.7	8/5/2014
10.3	Tax Sharing Agreement, dated June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.1	7/1/2014
10.4	Employee Matters Agreement, dated June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.2	7/1/2014
10.5	Transition Services Agreement, dated as of June 25, 2014, by and between Chesapeake Oilfield Operating, L.L.C. and Chesapeake Energy Corporation.	8-K	001-36354	10.3	7/1/2014
10.6	Services Agreement (hydraulic fracturing), dated June 25, 2014, by and between Performance Technologies, L.L.C. and Chesapeake Operating, Inc.	8-K	001-36354	10.4	7/1/2014
10.7	Warrant Agreement, dated as of August 1, 2016	8-K	001-36354	10.1	8/4/2016
10.8	Stockholders Agreement, dated as of August 1, 2016	8-K	001-36354	10.2	8/4/2016
10.9	Registration Rights Agreement, dated as of August 1, 2016	8-K	001-36354	10.3	8/4/2016
10.10	Board Observer Agreement, dated as of August 1, 2016	8-K	001-36354	10.4	8/4/2016
10.11	Litigation Trust Agreement, dated as of August 1, 2016	8-K	001-36354	10.5	8/4/2016
10.12	Amended and Restated Credit Agreement, dated as of August 1, 2016	8-K	001-36354	10.6	8/4/2016
10.13	First Amendment to Incremental Term Loan, dated as of August 1, 2016	8-K	001-36354	10.7	8/4/2016

10.14	Incremental Term Loan Waiver, dated as of August 1, 2016	8-K	001-36354	10.8	8/4/2016
10.15	Intercreditor Agreement, dated as of August 1, 2016	8-K	001-36354	10.9	8/4/2016
10.16	Form of Indemnification Agreement*	8-K	001-36354	10.1	9/23/2016
10.17	Employment Agreement entered into between Seventy Seven Energy Inc. and Karl Blanchard as of September 23, 2016*	8-K	001-36354	10.2	9/23/2016
10.18	Employment Agreement entered into between Seventy Seven Energy Inc. and Cary Baetz as of September 23, 2016*	8-K	001-36354	10.3	9/23/2016
10.19	Employment Agreement entered into between Seventy Seven Energy Inc. and James Minmier as of September 23, 2016*	8-K	001-36354	10.4	9/23/2016
10.20	Employment Agreement entered into between Seventy Seven Energy Inc. and William Stanger as of September 23, 2016*	8-K	001-36354	10.5	9/23/2016
10.21	Employment Agreement entered into between Seventy Seven Energy Inc. and Jerry Winchester as of September 23, 2016*	8-K	001-36354	10.6	9/23/2016
10.22	Seventy Seven Energy Inc. 2016 Omnibus Incentive Plan*	8-K	001-36354	10.7	9/23/2016
10.23	Form of Director Restricted Stock Unit Award Agreement*	8-K	001-36354	10.1	9/27/2016
10.24	Form of Executive Restricted Stock Unit Award Agreement*	8-K	001-36354	10.2	9/27/2016
10.25	Form of Employee Restricted Stock Unit Award Agreement*	8-K	001-36354	10.3	9/27/2016
21.1	List of Subsidiaries					X
23.1	Consent of PricewaterhouseCoopers LLP.					X
31.1	Certification of Chief Executive Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
31.2	Certification of Chief Financial Officer pursuant to Rule 13(a)-14 and 15(d)-14 under the Securities Exchange Act of 1934.					X
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.						X
99.1	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of Axar Capital Management, LLC, dated as of December 12, 2016.	8-K	001-36354	99.2	12/13/2016

99.2	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of BlueMountain Capital Management, LLC, dated as of December 12, 2016.	8-K	001-36354	99.3	12/13/2016
99.3	Voting and Support Agreement, by and among Patterson-UTI Energy, Inc., and certain affiliates of Mudrick Capital Management, L.P., dated as of December 12, 2016.	8-K	001-36354	99.4	12/13/2016
101.1	Interactive data files pursuant to Rule 405 of Regulation S-T.					†

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